Form 10-K
period 2005-12-31
Triple Crown Media, Inc.
filed 2006-03-31
CIK 1333291

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2005 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission File Number 000-51636
TRIPLE CROWN MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3012824
(State or other jurisdiction	(I.R.S. Employer
incorporation or organization)	Identification No.)

546 East Main Street, Lexington, Kentucky	40508
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (859) 226-4678
Securities registered pursuant to Section 12(b) of the Act:

Title of each class: None	Name of each exchange on which registered: N/A
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act). (check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates was $29,596,000 based on the price at which Triple Crown Media Inc.’s common stock was last sold on March 10, 2006, as reported on the Nasdaq National Market. The number of shares outstanding of Triple Crown Media, Inc.’s common stock as of March 10, 2006 was 5,170,295, including 11,721 shares of Triple Crown Media, Inc.’s common stock yet to be issued in exchange for Bull Run Corporation common stock under the terms of a merger consummated on December 30, 2005.
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
None	Not Applicable

TRIPLE CROWN MEDIA, INC.
FORM 10-K
For the fiscal year ended December 31, 2005

PART I
Item 1. Business
General
     Until December 30, 2005, Triple Crown Media, Inc., or the Company, was comprised of integrated businesses owned and operated by Gray Television, Inc., or Gray, consisting of two reportable segments: Newspaper Publishing and GrayLink Wireless. On December 30, 2005, all shares of the Company’s common stock were distributed to shareholders of Gray, and as a result, the Company became a separate, stand-alone entity, independent of Gray, in a series of transactions referred to as the Spin-off. Immediately following the Spin-off, and also on December 30, 2005, Bull Run Corporation, or Bull Run, was merged into a wholly-owned subsidiary of the Company’s through the issuance of shares of the Company common stock in exchange for shares of Bull Run common stock, and the issuance of shares of the Company series A and series B convertible preferred stocks for certain shares of Bull Run preferred stock, in a transaction referred to as the Merger. As a result of the Merger, the Company is now comprised of its Newspaper Publishing and GrayLink Wireless segments, plus Bull Run’s Collegiate Marketing and Production Services segment and Association Management Services segment, both of which are operated by a wholly-owned subsidiary, Host Communications, Inc., or Host. Additional information concerning the Company’s reportable segments is included in Note 14 to the Company’s combined and consolidated financial statements included in this Form 10-K. Hereinafter, all references to Triple Crown Media, Inc., the “Company,” “TCM,” “we,” “us,” or “our” in this Part I of this Form 10-K refer to the combined businesses.
     Our Newspaper Publishing segment consists of the ownership and operation of five daily newspapers with a total daily circulation as of December 31, 2005 of approximately 114,200 and a total Sunday circulation as of December 31, 2005 of approximately 156,300. Our newspapers are characterized by their focus on the coverage of local news and local sports. Newspaper Publishing revenue of $46.2 million comprised approximately 86% of our total revenues for the year ended December 31, 2005, and approximately 39% of our revenues for such period after giving effect to the Merger.
     Host’s Collegiate Marketing and Production Services segment provides sports marketing and production services to a number of collegiate conferences and universities, and, through a contract with CBS Sports, on behalf of the National Collegiate Athletic Association, or NCAA. Collegiate Marketing and Production Services revenue for the year ended December 31, 2005, substantially all of which being generated prior to the Merger, was $56.7 million, representing approximately 47% of our revenues for such period after giving effect to the Merger.
     Host’s Association Management Services segment provides various associations with services such as member communication, recruitment and retention, conference planning, Internet web site management, marketing and administration. Association Management Services revenue for the year ended December 31, 2005, substantially all of which being generated prior to the Merger, was $9.1 million, representing approximately 8% of our revenues for such period after giving effect to the Merger.
     Our GrayLink Wireless segment is a provider of wireless services, primarily paging services, in non-major metropolitan areas in Alabama, Florida and Georgia, with approximately 33,000 paging units in service at December 31, 2005, and also operates 14 retail locations for wireless services in Alabama, Florida and Georgia. GrayLink sells cellular and personal communications phone services through alliance and dealer agreements with Sprint Nextel Corporation, as well as equipment and accessories. We are currently the fifth largest Nextel Partners, Inc. agent in the United States, and we have been designated as a Preferred Partner by Nextel Partners. GrayLink Wireless revenue of $7.5 million comprised approximately 14% of our total revenues for the year ended December 31, 2005, and approximately 6% of our revenues for such period after giving effect to the Merger.

Spin-off and Merger
     Immediately prior to the distribution of our common stock in the Spin-off, pursuant to the terms of a separation and distribution agreement between Gray and TCM, Gray contributed (i) all of the membership interests of Gray Publishing, LLC, which owned and operated the Newspaper Publishing and GrayLink Wireless businesses and (ii) certain other assets to TCM. In the distribution of our common stock pursuant to the Spin-off, each Gray shareholder received (i) one share of our common stock for every 10 shares of Gray common stock that was owned on the date of the Spin-off and (ii) one share of our common stock for every 10 shares of Gray’s Class A common stock that was owned on the date of the Spin-off. On the date of the Spin-off, in partial consideration of the transfer of the membership interests to TCM, we distributed $44.6 million to Gray, including $4.6 million of transaction costs, of which, $647,000 was accrued and unpaid as of December 31, 2005.
     Pursuant to the terms of an Agreement and Plan of Merger dated August 2, 2005, by and among TCM, BR Acquisition Corp. (a wholly owned subsidiary of TCM) and Bull Run, Bull Run was merged with and into BR Acquisition Corp. BR Acquisition Corp. was the surviving corporation in the Merger. At the effective time of the Merger: (i) each share of Bull Run common stock was converted into 0.0289 shares of our common stock; (ii) each share of Bull Run Series D preferred stock was converted into one share of our Series A redeemable, convertible preferred stock; (iii) each share of Bull Run Series E preferred stock held by J. Mack Robinson, Gray’s current Chairman and Chief Executive Officer and any transferee of Mr. Robinson was converted into one share of our Series A redeemable, convertible preferred stock; (iv) each share of Bull Run Series E preferred stock held by a Series E preferred shareholder (other than Mr. Robinson and any transferee of Mr. Robinson) was converted into $1,000 in cash; (v) each share of Bull Run Series F preferred stock was converted into 22.56 shares of our common stock; (vi) we paid to each Bull Run Series E preferred shareholder (other than Mr. Robinson and any transferee or affiliate of Mr. Robinson) cash in an amount equal to the accrued and unpaid dividends due to each such shareholder; (vii) all accrued and unpaid dividends (through July 1, 2005) on each outstanding share of Bull Run Series D preferred stock and Bull Run Series E preferred stock held by Mr. Robinson and any transferee or affiliate of Mr. Robinson, was converted into the number of shares of our Series A redeemable, convertible preferred stock determined by dividing the accrued and unpaid dividends due on such shares by $1,000; (viii) all accrued and unpaid dividends (through July 1, 2005) on each outstanding share of Bull Run Series F preferred stock was converted into an aggregate of 12,737 shares of our common stock; and (ix) the cash advances in the aggregate amount of $6.05 million made by Mr. Robinson to Bull Run were converted into 6,050 shares of our Series B redeemable, convertible preferred stock.
     On December 30, 2005, we executed a new $140 million long-term credit facility that accommodated the payment of the $40 million cash distribution to Gray arising from the Spin-off, the refinancing of all of Bull Run’s long-term debt in connection with the Merger, the payment of the cash portion of the Merger consideration paid to certain Bull Run preferred stockholders, and the payment of transaction costs.
Newspaper Publishing Segment
     We own and operate five daily newspapers, located in the Southeast and Midwest with daily circulation ranging from approximately 5,100 to approximately 61,500 and Sunday circulation ranging from approximately 13,500 to approximately 102,700. We believe that our newspapers are an effective medium for advertisers to maximize their reach of the households in the markets served by our newspapers. Our newspapers focus on local content, including coverage of local youth, high school and college sports, as well as local business, politics, entertainment and cultural news. Each of our newspapers is tailored to its market in order to provide local content that radio, television and large metropolitan daily newspapers are unable to provide on a cost-effective basis because of their broader geographic coverage. Our newspapers also differentiate themselves from other forms of media by providing a cost-effective medium for local advertisers to target their customers. We maintain high product quality standards and use extensive process color and compelling graphic design to fully engage existing readers and to attract new readers.

     Our Newspaper Publishing revenues for the year ended December 31, 2005 were derived 87% from advertising, 12% from paid circulation and 1% from commercial printing and other revenue. Our advertiser base is predominantly local, including the local stores and outlets of major regional and national retailers. Our newspapers seek to produce desirable results for local advertisers by targeting readers based on certain geographic and demographic characteristics. We seek to increase readership, and thereby generate traffic for our advertisers, by focusing on high product quality, compelling and often proprietary local content and creative and interactive promotions. Circulation sales are primarily generated through subscription sales and single copy sales. We promote single copy sales of our newspapers because we believe that such sales tend to generate higher profit margins than subscription sales, as single copy sales generally have higher per unit prices and lower distribution costs. Subscription sales, which provide readers with the convenience of home delivery, are an important component of our circulation base because these readers are very important to advertisers. From time to time, we publish special sections for our newspapers and niche publications. Such special sections and niche publications tend to increase readership within targeted demographic groups and geographic areas and provide opportunities for our newspapers to capture new or additional advertising revenue.
   Operations
     We own and operate The Albany Herald, Gwinnett Daily Post, Rockdale Citizen/Newton Citizen and The Goshen News. The following sets forth information regarding our newspapers:

	Year		Year	Principal	Daily	Sunday	Non-Daily
Newspapers	Originated		Acquired	Location	Circulation(3)	Circulation(3)	Distribution(1)
The Albany Herald	1891		(2)	Albany, GA	23,800	25,900	38,500
Rockdale Citizen	1953		1994	Conyers, GA	8,400	13,500	n/a
Newton Citizen	2004	(4)		Convington, GA	5,100	n/a	n/a
Gwinnett Daily Post	1970	(5)	1995	Lawrenceville, GA	61,500	102,700	n/a
The Goshen News	1837		1999	Goshen, IN	15,400	14,200	n/a

(1)	Non-Daily Distribution includes both paid and free distribution of the Albany Area Advertiser. Non-Daily Distribution reflects the averages according to the most recent internal reports.

(2)	The Albany Herald was originated in 1891 by local businessman H.M McIntosh and the newspaper remained in the McIntosh family until it was sold in 1948 to James H. Gray. Mr. Gray published the newspaper until his death in 1986. During his tenure, he founded a local television station and purchased other media properties to form the original assets of Gray Television, Inc.

(3)	Circulation averages are derived from our internal records as of December 31, 2005. These internal records are subject to periodic independent audit by Certified Audit of Circulations, a circulation audit and research organization, but have not been audited as of December 31, 2005.

(4)	In 2004, we began publication of the Newton Citizen.

(5)	The Gwinnett Daily Post was originally a weekly newspaper. In 1995, we began publishing the Gwinnett Daily Post on a daily basis.
     The Albany Herald. The Albany Herald newspaper is located in Albany, Georgia and is published seven days a week to serve southwest Georgia. The Albany Herald has a daily circulation of approximately 23,800 and a Sunday circulation of approximately 25,900. The Albany Herald is the only daily newspaper in Albany, Georgia. The Albany Herald also produces a weekly advertising shopper and other niche publications. The Albany Area Advertiser is a shopper distributed weekly to all households in Dougherty and Lee counties. The Express is an advertising section distributed in selected zip codes, and The Emblem is a newspaper serving Marine Corps Logistics Base — Albany. Albany, situated in the Plantation Trace region, is the primary trade center for Southwest Georgia. The city lies at the head of the Flint River, 145 miles south of Atlanta. Although the economy of the Albany region was formerly principally agricultural, it has developed a diversified industrial economy which includes companies such as Procter & Gamble, Miller Brewing and M & M Mars. Albany is approximately 57 square miles and has a population of approximately 96,000.
     Gwinnett Daily Post, Rockdale Citizen and Newton Citizen. The Gwinnett Daily Post, Rockdale Citizen and Newton Citizen are newspapers that serve communities in the metro Atlanta, Georgia area with complete local news, sports and lifestyles coverage together with national stories that directly impact their local communities. The Gwinnett Daily Post, Rockdale Citizen and Newton Citizen are in adjacent metro Atlanta counties and benefit from cross selling advertising to classified and selected display advertisers, utilizing both a combined classified sales staff and major account sales staff located in Gwinnett. Additionally synergies are derived from a combined production facility and news department copy desk, and centralized business and accounting functions where feasible.
     The Gwinnett Daily Post is published Tuesday through Sunday and has a daily circulation of approximately 61,500 and a Sunday circulation of approximately 102,700. Since 1995, the frequency of publication has increased from three to six days per week and the circulation has grown from approximately 13,000 (daily) to its present levels. Gwinnett County is located 30 miles northeast of Atlanta, Georgia. The county is approximately 437 square miles in size and has a population of approximately 693,000. The offices of the Gwinnett Daily Post are located in Lawrenceville, Georgia, which is the county seat of Gwinnett County.
     The Rockdale Citizen. The Rockdale Citizen was established in 1953 and is published seven days a week with weekday circulation of approximately 8,400 and Saturday and Sunday circulation of approximately 13,500. In 1999, the Rockdale Citizen began a zoned version of the newspaper in neighboring Newton County. As this product developed it was spun off as a separate publication in April, 2004, known as the Newton Citizen, and it is published weekdays with circulation of approximately 5,100. Advertising is sold into the weekday products of both Citizens on a combined basis reaching approximately 13,500 households. The Rockdale Citizen maintains offices located in Conyers, the county seat of Rockdale County and the Newton Citizen maintains offices located in Covington, the county seat of Newton County. Rockdale County is located 20 miles east of downtown Atlanta on Interstate 20, is approximately 130 square miles in size and has a population of approximately 76,800. Newton County is located 35 miles east of Atlanta on Interstate 20, is approximately 276 square miles in size and has a population of approximately 81,500.
     The Goshen News. The Goshen News is published seven days a week with a circulation of approximately 15,400 (daily) and 14,200 (Sunday). The Goshen News serves Goshen, Indiana and surrounding areas and also produces a weekly advertising shopper. Since we acquired the Goshen News in 1999, we added a Sunday edition. The offices for the Goshen News are located in Goshen, Indiana, which is in Elkhart County. Goshen is located 25 miles northwest of South Bend, Indiana and 120 miles west of Chicago, Illinois. Elkhart County is 468 square miles and has a population of approximately 182,000. The population of Goshen is approximately 30,000. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for information regarding the proposed sale of The Goshen News or swap of The Goshen News for another newspaper or newspapers.
   Advertising
     Advertising revenue is the largest component of the total revenue from Newspaper Publishing, accounting for approximately 85%, 86% and 87% of the total revenue from Newspaper Publishing for the years ended December 31, 2003, 2004 and 2005, respectively. We derive our advertising revenue from retail (local department stores, local accounts at national department stores, specialty shops and other retailers), national (national advertising accounts), classified (employment, automotive, real estate and personals) and other advertising. Our advertising rate structures vary among our publications and are a function of various factors, including advertising effectiveness, local market conditions, competition, circulation, readership, demographics and type of advertising (whether display or classified).
     The majority of Newspaper Publishing advertising revenue is derived from a diverse group of local retailers and classified advertisers. We believe, based upon our operating experience, that our advertising revenue tends to be more stable than the advertising revenue of large metropolitan daily newspapers because our publications rely primarily on local advertising. Local advertising has historically been more stable than national advertising because local businesses generally have fewer effective advertising channels through which to reach their customers. Moreover, we are less reliant than large metropolitan daily newspapers upon classified advertising which is generally more sensitive to economic conditions.
     We do not rely upon any one company or industry for our advertising revenue, but rather are supported by a variety of companies and industries, including financial institutions, realtors, automobile dealerships, grocery stores, universities, hospitals and many other local businesses. No single advertiser represented more than 2.7% of the total revenue for the year ended December 31, 2005 from Newspaper Publishing.
     Our corporate management works with our local newspaper management to approve advertising rates and to establish goals for each year during a detailed annual budget process. We share advertising concepts among our publications, enabling our advertising managers and publishers to leverage advertising products and sales strategies that have already been successful in other markets that we serve.
   Circulation
     Circulation revenue accounted for approximately 14%, 14% and 12% of the total revenue from Newspaper Publishing for the years ended December 31, 2003, 2004 and 2005, respectively. While our circulation revenue is not as significant as our advertising revenue, circulation trends impact the decisions of advertisers and advertising rates. Substantially all of our circulation revenue is derived from home delivery sales of publications to subscribers and single copy sales made through retailers and vending racks. Our corporate management works with our local newspaper management to establish subscription and single copy rates. In addition, we track rates of newspaper returns and customer service calls in an effort to optimize the number of newspapers available for sale and to improve delivery and customer service.
     Our five paid daily publications range in circulation from approximately 5,100 to approximately 61,500 (daily) and from approximately 13,500 to approximately 102,700 (Sunday). Set forth below is the percent change in our daily circulation from December 31, 2003 to December 31, 2005:
Percent Change in Daily Circulation

	December 31,
	2003	2005	Decrease
Daily circulation:
Gwinnett Daily Post	65,000	61,500	-5.4%
The Albany Herald	28,000	23,800	-15.0%
The Goshen News	16,000	15,400	-3.8%
Rockdale Citizen/Newton Citizen	17,000	13,500	-20.6%

Total	126,000	114,200	-9.4%

   Job Printing
     We operate three printing facilities. To the extent we have excess press capacity at these facilities, we have from time to time provided commercial printing services to third parties, primarily for commercial materials, including other newsprint publications, to produce incremental revenue from existing equipment and personnel. Job printing and other revenue accounted for only approximately 1% of the total revenue from Newspaper Publishing for each of the years ended December 31, 2003, 2004 and 2005.
   Online Operations
     All of our daily newspapers have their own free-access websites. Our objective is to have our websites complement our print newspapers by providing certain content from our newspapers, as well as unique content and interactive features. Our websites also provide an online marketplace for our advertisers.
     The following is a list of our websites:

Newspaper	Website
The Albany Herald	www.albanyherald.com
Gwinnett Daily Post	www.gwinnettdailypost.com
Rockdale Citizen	www.rockdalecitizen.com
Newton Citizen	www.newtoncitizen.com
The Goshen News	www.goshennews.com
     Online revenue is currently a mix of retail advertising, sold as a single product comprised of both printed and on-line advertising with proceeds allocated between the two, and classified advertising. For the year ended December 31, 2005, our websites generated approximately $250,000 of revenue.
   Editorial
     Our newspapers generally contain 24 to 72 pages with editorial content that emphasizes local news and topics of interest to the communities that they serve, such as local business, politics, entertainment and culture, as well as local youth, high school, college and professional sports. National and world news stories are sourced from the Associated Press. The editorial staff at each of our newspapers typically consists of a managing editor and several assistant editors and field reporters, who identify and report the local news in their communities. As of December 31, 2005, we employed 93 full-time and 5 part-time editorial personnel that we believe provide the most comprehensive local news coverage in the communities we serve. Approximately 56% of our total pages in 2005 were devoted to news content.
   Printing and Distribution
     We operate three newspaper production and distribution facilities. The production facility for The Albany Herald is located in Albany, Georgia and the production facility for The Goshen News is located in Goshen, Indiana. The production facility located in Lawrenceville, Georgia is shared by the Gwinnett Daily Post and the Rockdale Citizen/Newton Citizen. By using this production facility for three daily newspapers, we are able to reduce the operating costs of our newspapers while increasing the quality of our newspapers. Our newspapers are generally fully paginated utilizing image-setter technology, which allows for design flexibility and high-quality reproduction of color graphics. Our newspapers are printed on efficient, high-speed web offset presses. The distribution of our daily newspapers is outsourced to independent, third-party distributors.
   Newsprint
     The basic raw material of newspapers is newsprint. Newsprint represents one of our largest costs of producing our publications. In the year ended December 31, 2005, we consumed approximately

12,000 metric tons of newsprint. We are currently operating under a long-term contract with Abitibi Consolidated to purchase newsprint at prices that we believe are competitive for similar volume purchasers. Our current contract with Abitibi Consolidated expires in December 2006. Although we anticipate entering into an extension of this contract or a new contract with Abitibi, we believe that we have at least one alternative source for newsprint. We incurred newsprint expense related to our publications of approximately $5.7 million for the year ended December 31, 2005.
     Historically, the price of newsprint has been cyclical and volatile, reaching approximately $587 per metric ton in 1998 and dropping to approximately $455 per metric ton in 2002. The average price of newsprint for the year ended December 31, 2005 was approximately $610 per metric ton. Prices fluctuate based upon factors that include both foreign and domestic production capacity and consumption. Price fluctuations can have a significant effect on our results of operations. We seek to manage the effects of increases in prices of newsprint through a combination of technology improvements, page width and page count reductions, inventory management and advertising and circulation price increases.
Collegiate Marketing and Production Services Segment
     Our Collegiate Marketing and Production Services segment was acquired on December 30, 2005. Revenue and other financial information discussed below, except to the extent that it relates to operations on the day of December 31, 2005, is not included in our financial statements. Revenue for this segment for the year ended December 31, 2005, was $56.7 million, substantially all of which was generated prior to the Merger effective December 30, 2005.
     Collegiate Sports
     Through our wholly-owned subsidiary Host Communications, Inc., referred to herein as Host, we provide sports and marketing services for a number of NCAA Division I universities and athletic conferences. The multi-media rights agreements with the universities and conferences vary by school or conference, but typically provide us some or all of the following rights:
•	production of radio and television broadcasts of certain athletic events and coaches’ shows;

•	sale of advertising during radio and television broadcasts of games and coaches’ shows;

•	sale of media advertising and venue signage;

•	sale of “official sponsorship” rights to corporations;

•	publishing, printing and vending of game-day and other programs;

•	creative design of materials, video production, and construction and management of Internet web sites; and

•	coaches’ endorsements and pay-per-view telecasts.
     Institutions and organizations with which we have agreements include the University of Arizona, Florida State University, the University of Kentucky, the University of Michigan, Oklahoma State University, the University of Tennessee, the University of Texas and the Southeastern Conference. We also have marketing rights to the SBC Red River Rivalry featuring the University of Texas and University of Oklahoma’s annual football game, and the Lone Star Showdown series of games featuring the University of Texas and Texas A&M University. In addition, we publish Dave Campbell’s Texas Football Magazine and have marketing rights to an annual series of football games that feature six prominent Texas high school teams.
     Total revenues derived from rights received under the contracts with the seven universities and one conference for the year ended December 31, 2005 was approximately $41.6 million, representing 73% of the segment’s revenues. Contracts with these institutions and organizations for marketing and production services are generally three to ten years in length and require us to pay to the institution or organization an annual guaranteed rights fee, a percentage of revenues or profits derived from the relationship, or a combination thereof. The percentage of revenues derived by us under contracts for the multi-media marketing rights described above that are ultimately shared with the institution or organization, is generally greater than 50%, and the percentage of revenue shared typically increases upon reaching certain total revenue threshold amounts as specified in the agreements. The total rights fees expense associated with our contracts with the universities and the conference was approximately $23.4 million for the year ended December 31, 2005. Most of our current relationships with universities and the Southeastern Conference have been in place for many years, and it is common for us to renew or extend these relationships prior to the expiration of the agreements. We do not currently have any collegiate contracts that expire within the next year, and we have two contracts which expire within the next two years, one of which we are currently negotiating an extension. There can be no assurances that we will be able to renew or extend our existing contracts due to competition for the provision of these services. Although the loss of any one of these relationships would not have a material impact on our future financial results, the loss of two or more of certain of these relationships combined with an inability to reach agreements with other universities or conferences may materially impact this segment’s future financial results.
     We intend to continue to seek long-term multi-media rights agreements. Initial multi-media rights agreements with universities and conferences generally result from a competitive bid proposal process. These contracts generally contain provisions for exclusive negotiation periods of contract renewal terms.
     We have an exclusive agreement with NCAA Football USA, Inc., or NCAA Football, a not-for-profit entity organized to promote college football. Under the terms of the agreement, we manage the entity, license certain trademarks for corporate sponsorships or for merchandise for resale and are entitled to retain 40% of all revenues derived through the sale of corporate sponsorships and all merchandise licensing associated with the brand. Through our production services discussed below, we produce various commercial spots and other media to promote the brand. Our contract with NCAA Football expires in 2013.
     Production Services
     Under Host, we produce approximately 400 publications annually for a variety of clients, including the NCAA, college football conferences, universities, and various collegiate associations. Our publications include game programs, media guides, posters and marketing brochures. As a complement to our services provided to our collegiate clients, we also provide high quality printing services for corporations and not-for-profit organizations nationwide, consisting of directories, brochures, posters, programs and catalogs.
     Under an agreement with CBS Sports, which expires in June 2007, Host has the exclusive rights to produce, distribute and sell all of the approximately 150 game programs and publications in connection with 88 NCAA championships, including the Men’s and Women’s Final Four Division I basketball championships. Host has published NCAA championship programs since 1977. The agreement with CBS Sports requires us to pay to CBS Sports an annual guaranteed rights fee and internally incur the cost of producing the NCAA championship programs and publications, and in return, we generate and retain print advertising and vending revenues derived in connection with such programs and publications.
     Host produces television programs, videos, radio broadcasts, commercial audio and Internet related services, and administers the regional radio networks of seven NCAA Division I universities and the Southeastern Conference. Our digital recording studios handle network quality soundtracks for radio, television and multi-image presentations.
     Sales and Marketing
     We employ a full-time national sales and marketing staff and we have dedicated a senior group of sales and marketing executives to identify potential client relationship opportunities and promote our expertise and range of services. We solicit prospective clients and advertisers through our sales team and through personal contacts by members of Host’s management. Each university and athletic conference has its own dedicated sales team that solicits local sponsorship and advertising arrangements, complemented by a national/regional sales team. Some contracts for corporate sponsorship and advertising are for periods of more than one year. Personnel assigned to university and athletic conference properties are generally located at or near the particular university campuses or athletic conference location.
Association Management Services Segment
     Our Association Management Services segment was acquired on December 30, 2005. Revenue and other financial information discussed below, except to the extent that it relates to operations on the day of December 31, 2005, is not included in our financial statements. Under Host, our Association Management Services segment provides a full range of management services to multi-national associations, including the National Tour Association (a global association for the packaged travel industry comprised of approximately 3,000 members, which has been a client since 1974), Quest International Users Group, Inc. (a not-for-profit association for users of JD Edwards Enterprise One and World software and PeopleSoft Enterprise software), the International SPA Association (comprised of nearly 2,500 members) and the International Coach Federation (a global association of personal and business coaches having over 9,000 members). Our services include association management, financial reporting, accounting, marketing, publishing, government lobbying, education, event management, Internet website management and membership growth activities. Association Management Services revenue for the year ended December 31, 2005 was $9.1 million, substantially all of which generated prior to the Merger effective December 30, 2005.
     Our Association Management Services segment utilizes our Collegiate Marketing and Production Services printing, publishing, Internet and other media production capabilities in connection with fulfilling our responsibilities under our contracts with the associations. We provide each association with a dedicated sales team that solicits local sponsorship and advertising arrangements, when applicable. Some contracts for corporate sponsorship and advertising are for periods of more than one year.
     We currently have two association management contracts that expire within the next year, and one other contract expires within the next two years. We have had a history of renewing each of these contractual relationships, and we currently anticipate renewing each of these relationships. There can be no assurances that we will be able to renew or extend our existing contracts due to competition for the provision of these services. Although the loss of any one of these relationships would not have a material impact on our future financial results, the loss of two or more of certain of these relationships combined with an inability to reach agreements with other associations may materially impact this segment’s future financial results.
     We intend to continue to seek long-term association management agreements. Initial agreements with associations generally result from a competitive bid proposal process or as a result of a negotiation process with an association’s board of directors or a designated committee of the board.
GrayLink Wireless Segment
     Through our subsidiary operating under the name GrayLink, we are a provider of wireless services in non-major metropolitan areas in Alabama, Florida and Georgia. We provide one-way or “traditional” paging services in Alabama, Florida and Georgia and at December 31, 2005 had approximately 33,000 paging units in service. Through inter-carrier agreements, we can provide nationwide and expanded regional coverage. In addition, GrayLink sells cellular and personal communications phone services through alliance and dealer agreements with Sprint Nextel Corp, equipment and accessories. GrayLink has 14 retail locations located in Alabama, Georgia and Florida, has its headquarters in Tallahassee, Florida and has been in business for more than 25 years.
   Traditional Paging
     Overview. The mobile wireless telecommunications industry consists of multiple voice and data providers, which compete among one another, both directly and indirectly, for subscribers. Paging carriers like GrayLink provide customers with services such as numeric and alphanumeric messaging. There are three types of carriers in the paging industry:

•	large, national paging companies;

•	regional carriers like GrayLink that operate in regional markets in the United States that can also offer service outside of their network coverage area through inter-carrier agreements with other carriers; and

•	small, single market carriers.
     We believe that demand for our traditional paging services has declined over the past several years and will continue to decline for the foreseeable future. The decline in demand for our paging services has largely been attributable to competition from cellular and broadband personal communications services, known as PCS carriers, and, to a lesser extent, the weak economy. Although the decline has come from all aspects of the customer base, it can be attributed to two specific kinds of customers: (a) single unit customers, typically non-business clients, where the decision between paying for one pager or one cell phone is fairly insignificant; and (b) business-to-business customers clients who replace a number of their paging units with cell phones, but keep a number of pagers in service due to the cost difference. However, we believe that traditional paging remains the most cost-effective and reliable communication choice for many businesses. Traditional paging, as a one-way communications tool, is a way to communicate at a lower cost than current two-way communication methods, such as cellular and PCS telephones. For example, the paging and messaging equipment and airtime required to transmit an average message cost less than the equipment and air time for cellular and PCS telephones. Numeric and alphanumeric subscribers generally pay a flat monthly service fee, which covers an unlimited number of messages sent to the subscriber. Additionally, we believe that wireless messaging network build-out and radio signal penetration provide a more thorough and extensive communications medium than that of competing services. Pagers may also be used in areas where cellular telephone use is prohibited, such as hospitals, due to interference with sensitive monitoring equipment.
     Paging Services/Subscribers. The total revenue derived from our traditional paging services (including sales to resellers) was approximately $7.1 million, $5.9 million and $4.1 million for the years ended December 31, 2003, 2004 and 2005.
     Our paging customers are businesses, and to a lesser extent, individuals who wish to be accessible to friends or family members and third parties, known as resellers, that pay us to use our network. Our business customers include proprietors of small businesses, large businesses, professionals, management personnel, field sales personnel and service forces, members of the construction industry and construction trades, real estate brokers and developers, medical personnel and sales and service organizations.
     Our subscribers either buy or lease their paging devices, and may subscribe for paging services for a monthly fee, which is generally based upon the type of service provided, the geographic area covered, the period of the commitment and the additional services requested. In some instances, GrayLink’s subscribers are resellers that purchase services at discounted rates, but are responsible for marketing, billing, collection and related costs with respect to their customers.
     Coverage Area. Our network covers southeastern Alabama, northwestern Florida and southern Georgia. Pursuant to agreements with USA Mobility, Inc., we are able to offer our subscribers access to the networks of other telecommunication companies to expand the coverage area available to subscribers of its paging services. A subscriber to our paging services may select coverage on a local, regional or nationwide basis to best meet his or her paging needs.
     Sales and Marketing. Our sales and marketing efforts are focused on maintaining and attracting business subscribers in Alabama, Florida and Georgia that have multiple work locations or have highly mobile employees. Our sales representatives sell our paging services and sell or lease its products directly to “end-users” and to a lesser extent, third parties, or resellers, who then resell paging services to consumers or small businesses. Customers can also purchase our paging services and purchase or lease our paging devices and other products at our retail locations in Alabama, Florida and Georgia.
     Product Sourcing and Key Suppliers. We do not manufacture any of the paging devices, infrastructure and other equipment used in our paging business. The equipment used in our infrastructure is now only available from a limited number of manufacturers. We believe that there will be adequate supply of pagers and other paging equipment to meet our expected requirements for the foreseeable future. We historically purchased paging devices primarily from Motorola, which discontinued production of paging devices in 2002. Since then, we have developed a relationship with Apollo Digital Paging Company for new equipment, and used equipment is available in the secondary market from various sources. We believe that our existing inventory of Motorola paging devices and purchases from Apollo Digital Paging Company and other available sources of new and reconditioned paging devices will be sufficient to meet our expected paging device requirements for the foreseeable future.
     Retail Sales of Wireless Services. GrayLink sells cellular and PCS phone services through alliance and dealer agreements with Sprint Nextel Corp, equipment and accessories. GrayLink is currently the fifth largest Nextel Partners, Inc. agent in the United States, and we have been designated as a Preferred Partner by Nextel Partners. The total revenue derived from retail sales of cellular and PCS phone services, equipment and accessories was approximately $1.8 million, $2.2 million and $3.2 million for the years ended December 31, 2003, 2004 and 2005, respectively. We believe that our retail sales partially offset revenue losses associated with subscriber declines and enable us to continue to satisfy customer demands for a broader range of wireless products and services. The percentage of the total revenue for the GrayLink Wireless business derived from retail sales of cellular and PCS phone services, equipment and accessories was approximately 20%, 27% and 43% for the years ended December 31, 2003, 2004 and 2005. GrayLink operates 14 retail locations located in Alabama, Florida and Georgia to sell traditional paging services as well as cellular and PCS phone services, equipment and accessories directly to consumers.
     Service Marks. We own the service marks “GRAYLINK” and “PORTA-PHONE,” and we hold federal registrations for such service marks.
Competition
  Newspaper Industry
     Our newspapers in Goshen, Indiana and Albany, Georgia are the dominant print editorial and advertising voice for the communities they serve. Goshen’s circulation in its primary market (15,400) is four times greater than its closest newspaper competitor, The Elkhart Truth. In Albany, The Herald is the only daily newspaper serving the primary market area with the exception of very limited circulation efforts by statewide and national newspapers, The Atlanta Journal-Constitution and USA Today. Our three Atlanta suburban newspapers enjoy a circulation advantage over The Atlanta Journal-Constitution in each paper’s designated market area (Gwinnett, Rockdale and Newton) but The Atlanta Journal-Constitution has greater overall circulation in the Atlanta metro area.
     Each of our newspapers competes for advertising and circulation revenue with local, regional and national newspapers, shoppers, magazines, radio, broadcast and cable television, direct mail, the Internet and other media sources. Competition for newspaper advertising revenue is based largely on advertising results, advertising rates, readership demographics and circulation levels. Competition for circulation revenue is generally based on the content of the newspaper, its price and editorial quality.
     We differentiate our publications from other newspapers and media by focusing on local news and local sports coverage. We clearly identify the markets we wish to target and seek to become the primary source for local news and advertising information within those markets. We believe that our newspapers co-exist well with our larger competitors through our targeted distribution strategies that are designed to maximize unduplicated reach for advertisers and avoid head-to-head competition. We provide our readers with community-specific content, which is generally not available on a consistent basis from our larger competitors. Local advertisers, especially businesses located within a small community, typically target advertising towards customers living or working within their own communities. We believe that each of our newspapers generally capture the largest share of local advertising as a result of our direct and focused coverage of the market and our cost-effective advertising rates relative to the more broadly circulated newspapers of our larger competitors.
     Although alternative media may be available, we believe that local advertisers generally regard newspapers as the most cost-effective method of advertising time-sensitive promotions and price-specific advertisements, as compared with broadcast and cable television, which are generally used to advertise image, or radio, which is usually used to recall images or brands in the minds of listeners. We have, however, over the past several years faced increased competition for classified advertising from online advertising as the use of the Internet has increased.
   Collegiate Marketing and Production Services Industry
     As a provider of marketing services, we compete with suppliers of traditional advertising in broadcast and print media as well as with other marketing service producers and internal marketing programs. The competition for brand marketing expenditures is very intense and highly fragmented. In the collegiate sports marketing industry, we principally compete with companies that hold marketing rights to a greater number of university properties, such as Learfield Sports and ISP Sports, companies that have greater financial resources than us, such as ESPN Regional and Viacom Sports, and companies that have a concentration in a single area of marketing rights, as Action Sports Media does in the area of arena signage. We have chosen to focus our resources on acquiring marketing rights to NCAA Division I universities and conferences that have large concentrated fan bases, and on opportunities to obtain a significant amount of the marketing rights provided by universities and conferences. We believe that Host Communications is the most recognized name in the industry due in part to its founder establishing the first-ever radio rights agreement for NCAA championships in 1974 and creating the NCAA corporate partner program in 1985, and that the business has a reputation for creativity and high quality. We also believe that we have the most vertically-integrated company among those in the industry, as a result of its printing and publishing operation and its internet web site development and management capabilities.
   Association Management Services Industry
     We have a negligible market share of the association management business, an industry dominated by large companies such as SmithBucklin Corporation. Despite the size of certain association management companies, the industry includes a significant number of companies the size of or smaller than us. We believe that our association management capabilities are customized to meet our clients’ needs, with senior staff assigned to serve only one association, and that this customization and individual attention provides us a competitive advantage to associations seeking value-added services.
   Paging Industry
     The paging industry is highly competitive. Companies in the industry compete on the basis of price, coverage area offered to subscribers, available services offered in addition to basic numeric or alphanumeric paging, transmission quality, system reliability and customer service. GrayLink faces intense competition for subscribers not only from other providers of traditional paging services such as USA Mobility, Inc., SkyTel, Corp., Teletouch Communications, Inc. and Verizon Wireless Messaging Services, LLC, but also large mobile telephone carriers such as Cingular Wireless LLC, Sprint Nextel Corp., T-Mobile USA, Inc. and Verizon Wireless, Inc. We also face competition from providers of e-mail and similar services available over personal data assistants and other hand-held devices. Increased competition from these providers might result in loss of existing or future subscribers, loss of revenues and increased expenses to stay competitive.
     While cellular, PCS and other mobile telephone services are, on average, more expensive than the paging services that we provide, such mobile telephone service providers typically provide one and two-way messaging service as part of their basic service package. We estimate that almost all PCS and other mobile phone devices currently sold in the United States are capable of sending and receiving one and two-way messages. Subscribers that purchase these services no longer need to subscribe to a separate messaging service. As a result, one way paging subscribers can readily switch to cellular, PCS and other mobile telephone services. The decrease in prices for cellular, PCS and other mobile telephone services has led many subscribers to select combined voice and messaging services as an alternative to stand-alone messaging services.
     Many of GrayLink’s competitors have longer operating histories and better brand recognition. Several of our competitors are large diversified telecommunications companies that serve several markets and possess greater financial, technical and other resources. The intensity of competition for communication service customers will continue to increase as wireless communication products and technologies continue to be developed and offer new and different services and applications. Further advances in technology could lower the cost of competing services and products to a level at which our pricing for our paging services and devices would cease to be competitive.
Seasonality
     Our Collegiate Marketing and Production Services business is seasonal, in that the majority of the revenue and operating profit is derived from the period beginning in September and concluding in March, since much of the revenue derived in this segment is related to events and promotions held during the collegiate football and basketball seasons.
Federal Regulation of our Paging Business
     Our paging business is subject to regulation by the Federal Communications Commission, or FCC, under the Communications Act of 1934, as amended. The FCC has issued us paging licenses to use the radio frequencies necessary to conduct our paging business. The FCC paging licenses issued to us are for varying terms of up to 10 years. We hold various FCC radio licenses that are used in connection with our paging business. Our paging licenses will expire during calendar year 2009. The FCC approves the vast majority of paging license renewal applications in the normal course. Although we are unaware of any circumstances that could prevent the grant of renewal applications, no assurance can be given that any of our paging licenses will be free of competing applications or will be renewed by the FCC. Furthermore, the FCC has the authority to restrict the operations of licensed facilities or to revoke or modify licenses. None of our paging licenses has ever been revoked or modified involuntarily.
Environmental Matters
     We are subject to a wide range of federal, state and local environmental laws and regulations pertaining to air and water quality, storage tanks and the management and disposal of waste at our facilities. To the best of our knowledge, our operations are in material compliance with applicable environmental laws and regulations as currently interpreted. We believe that continued compliance with these laws and regulations will not have a material adverse effect on our financial condition or results of operations.
Employees
     At December 31, 2005, we employed approximately 750 persons, of which approximately 330 were full-time and 80 were part-time employees of the Newspaper Publishing business, approximately 260 were full-time and 15 were part-time employees of Host, and approximately 55 were full-time and 10 were part-time employees of the GrayLink Wireless business. None of our employees are covered by collective bargaining agreements. We consider our relationship with our employees to be satisfactory.

Executive Officers
     The information contained in Item 10 hereof is incorporated herein by reference.
Available Information
     Our Internet address is www.triplecrownmedia.com, where we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as soon as practicable after such reports are electronically filed with, or furnished to, the SEC. The SEC reports can be accessed through the “SEC Reports” link in the index on our web site. Other information found on our web site is not part of this or any other report we file with, or furnish to, the SEC.
     The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov.
Item 1A. Risk Factors
Our flexibility is limited by the terms of our senior secured credit facility.
     Our senior secured credit facility prevents us from taking certain actions and requires us to meet certain tests. These limitations and tests include, without limitation, the following:
•	limitations on liens;

•	limitations on incurrence of debt;

•	limitations on making dividends and distributions;

•	provisions for mandatory prepayments;

•	limitations on transactions with affiliates;

•	limitations on guarantees;

•	limitations on asset sales;

•	limitations on sale-leaseback transactions;

•	limitations on acquisitions;

•	limitations on changes in our business;

•	limitations on mergers and other corporate reorganizations;

•	limitations on loans, investments and advances, including investments in joint ventures and foreign subsidiaries;

•	financial ratio and condition tests; and

•	increases in our cost of borrowings or inability or unavailability of additional debt or equity capital.
     These restrictions and tests may prevent us from taking action that could increase the value of our securities, or may require actions that decrease the value of our securities. In addition, we may fail to meet the tests and thereby default under our senior secured credit facility. If we default on our obligations, our lenders could require immediate payment of the obligations or foreclose on collateral. If this happened, we could be forced to sell assets or take other action that would reduce the value of our securities.

Servicing our debt will require a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.
     Our total debt obligation as of December 31, 2005 was $121.9 million. Our ability to service our debt depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under our senior secured credit facility, or otherwise, in an amount sufficient to enable us to pay our debt or to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Additional debt or equity financing may not be available in sufficient amounts or on terms acceptable to us, or at all. If we are unable to implement one or more of these alternatives, we may not be able to service our debt obligations.
     We depend on the economies and the demographics of the local communities that our newspaper publications serve and we are also susceptible to general economic downturns, which could adversely affect our advertising and circulation revenue and our profitability.
     Our advertising revenue and, to a lesser extent, circulation revenue depend upon a variety of factors specific to the communities that our publications serve. These factors include, among others:
•	local economic conditions in general;

•	the economic condition of the retail segments of the communities that our publications serve;

•	the popularity of our publications;

•	the size and demographic characteristics of the local population;

•	pricing fluctuations in local and national advertising;

•	the activities of our competitors, including increased competition from other forms of advertising-based mediums; and

•	changing consumer lifestyles.
     Our newspapers operate in three suburban Atlanta counties — Gwinnett, Rockdale and Newton counties, Dougherty County in southwest Georgia, and Goshen, Indiana in Elkhart County. If the local economy, population or prevailing retail environment of a community served by our publications experiences a downturn, our publications, revenue and profitability in that market would be adversely affected. Our advertising and circulation revenue are also susceptible to negative trends in the general economy that affect consumer spending. The advertisers in our newspapers and related publications are primarily retail businesses, which can be significantly affected by regional or national economic downturns and other developments.
     In the newspaper industry, we rely on advertising and paid circulation revenue, for which we face competition from other newspapers, some significantly larger than us, as well as other communications, media and web-based sources, and in the wireless industry, we rely on subscription revenue, for which we face competition from both providers of traditional paging services as well as providers of e-mail and similar services.
     Newspaper Industry. Our newspapers and other publications are located primarily in small metropolitan and suburban areas in the United States. Our newspapers operate in three suburban Atlanta counties — Gwinnett, Rockdale and Newton counties, Dougherty County in southwest Georgia, and Goshen, Indiana in Elkhart County. Revenue from Newspaper Publishing primarily consists of advertising and paid circulation. Competition for advertising expenditures and paid circulation comes from local, regional and national newspapers, shoppers, television, radio, direct mail, Internet and other forms of communication and advertising media. Competition for newspaper advertising expenditures is based largely upon advertiser results, readership, advertising rates, demographics and circulation levels, while competition for circulation and readership is based largely upon the content of the newspaper, its price and the effectiveness of its distribution. In recent years, web sites dedicated to recruitment, real estate and automotive sales have become significant competitors of our newspapers for classified advertising. Our three Atlanta suburban newspapers face competition from the larger metropolitan newspaper, The Atlanta Journal-Constitution, which serves the entire Atlanta metropolitan area and much of the state of Georgia. The Atlanta Journal-Constitution is significantly larger than our newspapers.
     Wireless Industry. Our GrayLink Wireless business operates in southwest Georgia and northern Florida. The wireless industry is highly competitive. Companies in the industry compete on the basis of price, coverage area offered to subscribers, available services offered in addition to basic numeric or alphanumeric paging, transmission quality, system reliability and customer service. We face intense competition for subscribers not only from the providers of traditional paging services such as USA Mobility, Inc., SkyTel, Corp. and Verizon Messaging Services, LLC, but also large mobile telephone carriers such as Cingular Wireless LLC, Sprint Nextel Corp., T-Mobile USA, Inc. and Verizon Wireless, Inc. We also face competition from providers of e-mail and similar services available over personal data assistants and other hand-held devices.
     Any significant increases in newsprint costs could have a material adverse effect on our operating results.
     The basic raw material for newspapers is newsprint. Historically, the industry price of newsprint has been cyclical and volatile, ranging from $488 per metric ton in 2002 to an average of $610 per metric ton in 2005. During the year ended December 31, 2005, we consumed approximately 12,000 metric tons of newsprint, the cost of which represented approximately 12.5% of the total revenue from Newspaper Publishing during such period. We have a contract with Abitibi Consolidated to purchase newsprint at prices pegged to industry averages. Our contract with Abitibi expires on December 31, 2006. There can be no assurances that we will be able to renew our contract with Abitibi Consolidated. Significant increases in newsprint costs could have a material adverse effect on our operating results.
     We may be unable to identify or integrate acquisitions of daily and non-daily newspapers and similar publications successfully or on commercially acceptable terms and such failure could adversely affect our business, financial condition and results of operations.
     We have made several acquisitions and in the future may make additional acquisitions of daily and non-daily newspapers and similar publications. We cannot assure you that we will be able to identify suitable acquisition candidates in the future. Even if we do identify suitable candidates, we cannot assure you that we will be able to make acquisitions on commercially acceptable terms. In making acquisitions, we compete for acquisition targets with other companies, many of which are larger and have greater financial resources than us. Our failure to acquire suitable candidates, or the consummation of a future acquisition at a price or on other terms that prove to be unfavorable, could adversely affect our business, financial condition and results of operations. In addition, acquisitions may expose us to particular business and financial risks that include:
•	diverting management’s attention;

•	assuming liabilities;

•	incurring significant additional capital expenditures, transaction and operating expenses and non-recurring acquisition-related charges;

•	experiencing an adverse impact on our earnings from the amortization or impairment of acquired goodwill and other intangible assets;

•	failing to integrate the operations, facilities and personnel of the acquired newspapers and publications;

•	entering new markets with which we are not familiar; and

•	failing to retain key personnel of the acquired newspapers and publications.
     We may not be able to manage acquired newspapers and publications successfully. If we are unable successfully to implement our acquisition strategy or address the risks associated with acquisitions, or if we encounter unforeseen expenses, difficulties, complications or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, our growth and ability to compete may be impaired. We may fail to achieve acquisition synergies and we may be required to focus resources on the integration of operations rather than more profitable areas.
     We may need to incur debt or issue equity securities to pay for any future acquisitions and to pay for increased capital expenditures following any acquisitions. However, debt or equity financing may not be available in sufficient amounts or on terms acceptable to us, or at all, and equity financing could be dilutive to our stockholders.
     Our development of new publications for our markets is subject to risks and uncertainties, and such new publications may not ultimately be successful.
     We may develop new publications for its existing markets. There are substantial uncertainties associated with the development of new publications. Initial timetables for the introduction and development of new publications may not be achieved and price and profitability targets may not prove feasible. External factors, such as the development of competitive alternatives and market response, may cause new publications to be unsuccessful.
     The continued decline in the number of paging units in service and the resulting decrease in revenue from our GrayLink Wireless business could have an adverse effect on our future operating results, financial position and cash flow, which could in turn impair the value of our common stock.
     In 2003, 2004 and 2005, we experienced declines in the number of paging units in service of approximately 13,000, 12,000 and 8,000, respectively. As a result of this decline, we experienced a reduction in revenue from our GrayLink Wireless business from approximately $8.9 million in 2003 to approximately $7.5 million in 2005, a decline of approximately 15% over that period. Accordingly, we took an impairment charge of approximately $3.2 million in 2005 to reduce the carrying value of our FCC licenses to net realizable value. We may experience similar or greater rates of decline in the number of paging units in service in future fiscal periods.
     In order to continue to generate net cash from operating activities from our GrayLink Wireless business, given the anticipated decreases in revenue described above, reductions in operating expenses have been, and will continue to be, necessary. If the anticipated reductions in operating expenses are not realized, or if our revenue declines at a more rapid rate than we expected and that decline cannot be offset with additional expense reductions, cash flows provided by operating activities would be adversely affected. If we are unable to achieve anticipated levels of cash flows from operating activities, we may be required to reduce desired capital expenditures, which could lead to reductions in, or possible disruptions of, service and result in higher losses of paging units in service.
     The decreased demand for traditional paging services could result in adverse fluctuations in revenue and operating expenses. These fluctuations, if material, could have a significant impact on our cash flows and operating results, which could impair the value of our common stock.
     Finally, the downward trend in our paging operations may make it difficult for us to retain and attract qualified employees for our paging operations, which could have an adverse effect on our future operating results, financial position and cash flows.
     Advances in technology could enable our competitors in wireless messaging to lower the prices of their services and products to levels at which our pricing for our traditional paging services and paging units would cease to be attractive.
     Advances in technology financed in part by our competitors could lower the prices of such competitor’s wireless messaging services or products to levels at which our pricing for our traditional paging services and products would cease to be attractive. For instance, cellular telephone companies have added text messaging capabilities, and although text messaging for cellular phones has been around for several years with little impact on the paging business, it could have an impact on our business in the future. This service requires consumers to have a cellular phone, which is more expensive than pagers, and the text messaging feature is currently sold at an additional fee as an add-on service. Our competitors may use their competitive advantages to target our subscribers, which could result in our loss of existing or future subscribers, loss of revenues and increased expenses to stay competitive.
     Changes in the regulations that govern our business might increase competition or make it more difficult or costly to operate our business or comply with such changes.
     The Federal Communications Commission, or FCC, has broad authority to promulgate and enforce regulations that could adversely affect our businesses. The FCC’s rules prohibit or place limitations on common ownership, including common officers or directors, of companies publishing newspapers or operating television stations in the same market. Because of ongoing administrative and judicial proceedings, these rules will remain in effect for the foreseeable future. As a result, our ability to acquire newspapers in areas served by Gray’s television stations could be foreclosed or limited to the term remaining on the television station’s license, a period not to exceed eight years. In certain instances, the ownership rules could result in our being required to divest our ownership interest in a newspaper whose city of publication is encompassed by the Grade A service contour of a station owned or acquired by Gray.
     Periodic FCC auctions of new wireless licenses, or future FCC regulations, which may make a new spectrum available for wireless services, may increase competition by allowing more providers to enter the wireless market at relatively modest costs. In January 2004, the FCC also established new spectrum lease rules, which provide companies greater flexibility to lease airtime from FCC licensee holders and increase the level of competition to which we are subject. Other initiatives currently being considered, such as rules for “smart” radio receivers or new means of calculating acceptable levels of interference, if adopted, could increase unlicensed wireless operations and competition in the market.
     Although Congress generally has pre-empted the rights of states to regulate market entry and the rates charged by commercial mobile radio service, or CMRS, which are providers like us, states retain the ability to regulate “other terms and conditions” of CMRS services. Therefore, we remain subject to state consumer protection, health and safety and similar laws.
     These changes and any other changes to the laws, rules and regulations to which we are subject may result in further competition in the already highly competitive wireless telecommunications industry and make it more difficult or costly to operate our GrayLink Wireless business.
     We may be required to take an impairment charge on our goodwill, which may have a material effect on the value of our total assets.
     As of December 31, 2005 the book value of our goodwill was $85.9 million in comparison to total assets of approximately $171 million. Not less than annually, we will be required to evaluate our goodwill to determine if the estimated fair value of goodwill is less than its book value. If the estimated fair value of goodwill is less than book value, we will be required to record a non-cash expense to write down the book value of the goodwill to the estimated fair value. We cannot make any assurances that any required impairment charges will not have a material effect on our total assets.
     We may incur significant capital and operating expenditures to achieve and maintain compliance with applicable environmental laws and regulations, or associated with environmental liabilities, and if such expenses significantly exceed our expectations, our operating income may be adversely affected.
     Our businesses are subject to a wide range of federal, state and local environmental laws and regulations. We may incur significant capital and operating expenditures to achieve and maintain compliance with applicable environmental laws and regulations. Our failure to comply with applicable environmental laws and regulations or permit requirements could result in substantial civil or criminal fines or penalties or enforcement actions. As an owner and operator of real estate, we may be responsible under environmental laws and regulations for the investigation, remediation and monitoring, as well as associated costs, expenses and third-party damages, including tort liability relating to past or present releases of hazardous substances on or from its properties. Liability under these laws may be imposed without regard to whether we knew of, or were responsible for, the presence of those substances on our property and may not be limited to the value of the property. We also may be responsible under environmental laws and regulations for the investigation, remediation and monitoring, as well as associated costs, expenses and third-party damages, including tort liability, related to facilities or sites to which we have sent hazardous waste materials. In addition, situations may give rise to material environmental liabilities that have not yet been discovered. New environmental laws (or regulations or changes in existing laws) may be enacted that require significant expenditures by us. If the resulting expenses significantly exceed our expectations, our operating income may be adversely affected.
     Our Collegiate Marketing and Production Services business derives a significant portion of our revenue from short-term agreements for the provision of sports and marketing services and the inability to renew or extend these agreements may adversely affect our revenues.
     We derive a significant portion of our revenues from agreements with advertisers and sponsors that have up to a three-year term. These agreements require us to provide a range of services, including marketing, broadcasting, publishing, advertising and sponsorship. We may not be successful in attracting new sponsors or obtaining contract renewals, which often is affected by national and local economic conditions, the relative popularity of collegiate sports, collegiate team performance records, demographic characteristics of our markets and other factors, which are outside of our control. Our revenues would be adversely affected by the non-renewal of a significant number of these agreements, our inability to attract additional sponsors or the loss or reduction of revenues from several of our major clients.
     Our business relies on contracts with NCAA Division I universities and athletic conferences and our inability to renew or extend these contracts would adversely affect our revenues.
     We derive a significant portion of our revenues from marketing services agreements with NCAA Division I universities and athletic conferences. A number of these agreements are with public universities, which are required by law to solicit public bids for, and renewals of, these agreements. We may not be successful in obtaining contract renewals or securing additional agreements with the universities or athletic conferences and our revenues would be adversely affected by the nonrenewal of a significant number of university or athletic conference contracts.
     We may lose money on some of our contracts because they provide for the payment of a guaranteed rights fee to other parties.
     A significant number of our agreements with universities and athletic conferences require us to pay the other party a guaranteed rights fee for our right to provide marketing and production services. Our ability to generate revenues depends, in part, on the performance of the collegiate teams that participate in the events for which they provide sponsorship opportunities. Significant shortfalls in revenues under these agreements without a corresponding reduction in expenses could affect our profitability and therefore adversely affect our results of operations.
     Our Association Management business is not an accredited association management company by, for example, the American Society of Association Executives Accreditation Program, and our inability to become accredited could have an adverse impact on our ability to maintain our current contracts or secure future association management business.
     Our Association Management business relies on four major contracts with associations that do not currently require that we be an accredited association management company. If any of our existing association clients require accreditation in the future, the contracts with such associations could be adversely affected. In addition, our ability to secure new association business in the future may depend on our ability to become an accredited association management company. The accreditation process involves sending key executives through established management educational programs and submitting the management company to an audit process, which includes a review of how the management company manages finances, membership and association business. Another important component of the audit is to demonstrate the financial stability of the parent company and that most of the management company’s revenues are derived from the management business. We cannot make any assurances that we will be successful in obtaining such accreditation.
     Our failure to maintain continuing relationships with the NCAA, university athletic directors and coaches, and the associations with which we do business may diminish our revenues.
     Our business is dependent in part on our relationships with the NCAA, the athletic directors and coaches of the various sports teams at the universities with which we do business, and the boards of directors of the associations that we manage, in securing agreements, extensions and renewals of existing agreements, and networking to attract opportunities for new relationships. The termination of certain of these relationships could diminish our business and prospects.
     The seasonal nature of our Collegiate Marketing and Production Services business could adversely affect our quarterly results.
     We will experience quarterly variations in revenues and operating income in our Collegiate Marketing and Production Services business as a result of many factors, including the seasonal nature of sporting events, the timing of clients’ marketing campaigns and the implementation of new products or services. This business typically generates the majority of its revenue and operating profits during the college basketball and football seasons, i.e., the period beginning in September and concluding in March. The business’ revenues typically decline during the college basketball and football off-seasons. Our quarterly results of operations in our Collegiate Marketing and Production Services business also may fluctuate based upon competitive factors and general economic conditions. In connection with certain contracts, we could incur costs in periods prior to recognizing revenues under those contracts.
     Our Collegiate Marketing and Production Services business is very competitive and some of our competitors have greater financial and other resources that may prevent us from capturing new markets or expanding our presence in its current markets.
     As a provider of marketing services, we compete with suppliers of traditional advertising in broadcast and print media as well as with other marketing service providers and internal marketing department programs. This competition is very intense and highly fragmented, and some competitors of ours have capabilities and resources comparable to, and greater than, ours. As a result, the financial strength of these competitors may prevent us from capturing these markets and expanding our presence in our current markets.
     Our success depends on our senior management.
     Our success depends to a significant extent on the efforts of our senior management. As a result, if any of these individuals were to leave, we could face substantial difficulty in hiring and retaining qualified successors and could experience a loss in productivity while any successors gain the necessary experience.
     Our historical financial information may not be representative of our results, as our Newspaper Publishing and GrayLink Wireless businesses previously operated as subsidiaries or divisions of Gray.
     Our historical financial information included in this Form 10-K may not be representative of our results of operations, financial position and cash flows had our Newspaper Publishing and GrayLink Wireless businesses operated as an independent company rather than as subsidiaries or divisions of

Gray during the periods presented or of our results of operations, financial position and cash flows in the future. This results from the following:
•	in preparing this historical financial information, adjustments and allocations were made because Gray did not account for these businesses as, and these businesses never operated as, a stand-alone business for any periods presented until the Spin-off on December 30, 2005; and

•	the information does not reflect many changes that have occurred in our funding and operations as a result of the Spin-off and the Merger.
     The agreements governing our relationship with Gray following the Spin-off were negotiated while we were a subsidiary of Gray and, as a result, we cannot assure you that the agreements are on terms favorable to us.
     The agreements governing our relationship with Gray following the Spin-off were negotiated in a parent-subsidiary context and were negotiated in the overall context of our separation from Gray. At the time of these negotiations, our officers were employees of Gray, and each of the members of our board of directors was also a member of Gray’s board of directors. Accordingly, we cannot assure you that the terms of these agreements were the same as the terms that would have resulted from arm’s-length negotiations between third parties. These agreements include the separation and distribution agreement, as amended, the tax sharing agreement and the lease agreement.
     After the separation, certain members of management and directors of Gray and TCM, who are also shareholders of both companies, may face issues with respect to their relationships with Gray and TCM when the interests of Gray and TCM are not aligned or with respect to the allocation of their time between Gray and TCM.
     The management and directors of Gray and TCM own our common stock and both Gray Class A common stock and Gray common stock. For instance, J. Mack Robinson is the Chairman and Chief Executive Officer of Gray and the beneficial owner of approximately 10% of the outstanding shares of our common stock and all of the outstanding shares of our preferred stock. Robert S. Prather, Jr. is the President, Chief Operating Officer and a director of Gray and the Chairman and a director of TCM. Hilton H. Howell, Jr. is the Vice Chairman and a director of Gray and a director of TCM. This ownership overlap and these common directors could create, or appear to create, potential issues when Gray’s and TCM’s management and directors face decisions where our interests and Gray’s interests are not aligned. For example, potential issues could arise in connection with the resolution of any dispute between Gray and us regarding the terms of the agreements governing the separation and the relationship between Gray and us. These agreements include the separation and distribution agreement, as amended, the tax sharing agreement and the lease agreement. Each of Mr. Prather and Mr. Howell may also face issues with regard to the allocation of his time between Gray and us.
     The proposed sale or swap of The Goshen News for another newspaper in connection with Gray’s acquisition of a television station may be more advantageous to Gray than to us and may impact our business on a going-forward basis, including imposing indemnification obligations on us and a deadline within which we must sell or swap The Goshen News, which may impair our bargaining position in connection with such sale or swap.
     Prior to the Spin-off, in connection with the proposed acquisition of a television station, Gray and TCM entered into an amendment to the separation and distribution agreement. Pursuant to terms of the amendment to the separation and distribution agreement, upon the written request of Gray, we are obligated to sell or swap The Goshen News by the date set forth in such written request; provided that such date must not be less than 60 days from the date of the request. On March 3, 2006, Gray completed the acquisition of a television station in South Bend, Indiana, referenced herein as the Target. As of March 30, 2006, we have not received a written request from Gray to sell or swap The Goshen News. In connection with FCC approval of Gray’s acquisition, the FCC granted Gray a waiver of cross-ownership rules for a period not to exceed six months from the closing date. Therefore, we anticipate that we will have until September 3, 2006 to complete the sale or swap. However, there can be no assurances that Gray will not send us a written request to sell or swap The Goshen News prior to that date. Our bargaining position in negotiating with third parties for the sale or swap of The Goshen News may be adversely impacted by the period within which we are required to dispose of The Goshen News. We cannot assure you that we will be able to identify a satisfactory purchaser or swap partner for The Goshen News and negotiate the terms of a transaction within this period, nor can we assure you that the terms of such a transaction will be the same as the terms that would have resulted if we had more time to negotiate such terms. In addition, we cannot assure that market conditions during this period will be such that we will be able to negotiate the best price with a third party for any sale of The Goshen News.
     Pursuant to the terms of the amendment to the separation and distribution agreement, if we fail to sell or swap The Goshen News within the stated period, we must indemnify Gray for all actual losses incurred by Gray as a result of such failure. For example, Gray could be subject to FCC penalties, including fines and the loss of FCC licenses, and we would be obligated to indemnify Gray for any actual losses incurred by Gray as a result of any such FCC penalties. We cannot estimate the amount of such indemnification obligations. However, any such obligations may be substantial and may adversely affect our financial position.
     The market price for our common stock may be volatile and stockholders may not be able to sell our common stock at a favorable price or at all.
     Many factors could cause the market price of our common stock to rise and fall, including:
•	variations in our quarterly results;

•	announcements of technological innovations by us or by our competitors;

•	introductions of new products or new pricing policies by us or by our competitors;

•	acquisitions or strategic alliances by us or by our competitors;

•	recruitment or departure of key personnel;

•	the gain or loss of significant customers;

•	changes in the estimates of our operating performance or changes in recommendations by any securities analysts that elect to follow our common stock; and

•	market conditions in our industry, the industries of our customers, and the economy as a whole.
     In addition, until the market has fully evaluated our business and the Merger, the price at which our common stock trades may fluctuate significantly.
     Change in control provisions could make it more difficult for a third party to acquire us and discourage a takeover, even when such attempts may be in the best interests of our stockholders or on terms where our stockholders may be able to receive a premium for their shares over then current market prices.
     Our amended and restated certificate of incorporation and the Delaware General Corporation Law, or the DGCL, contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of us, even when these attempts may be in the best interests of stockholders. These include provisions authorizing our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of our common stock. The DGCL also imposes conditions on certain business combination transactions with “interested stockholders.” These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. These provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our executive offices are located in Lexington, Kentucky in office space leased under an agreement that expires April 30, 2006 (the extension of which is currently being negotiated), which is included below under “Collegiate Marketing and Production Services and Association Management Segments.”
   Newspaper Publishing Segment

				Lease
		Owned or	Approximate	Expiration
Property Location	Use	Leased	Size (Sq. Ft.)	Date
Albany, GA	Offices and production facility for The Albany Herald	Owned	83,000	n/a
Conyers, GA	Offices for Rockdale Citizen	Owned	20,000	n/a
Conyers, GA	Warehouse	Leased	9,600	3/08
Covington, GA	Offices for Newton Citizen	Leased	3,750	4/07
Duluth, GA	Circulation distribution center	Leased	8,011	9/07
Lawrenceville, GA	Offices and production facility for Gwinnett Daily Post and Rockdale Citizen/Newton Citizen	Leased	72,000	10/13
Goshen, IN	Offices and production facility	Owned	21,000	n/a
	for The Goshen News
   Collegiate Marketing and Production Services and Association Management Segments

				Lease
		Owned or	Approximate	Expiration
Property Location	Use	Leased	Size (Sq. Ft.)	Date
Lexington, KY	Offices, warehouse and production facility Host Printing and publishing divisions	Owned	25,000	n/a
Lexington, KY	Offices (2 locations)	Leased	41,000	4/06
     In addition, we have approximately 4,300 square feet of office space under lease in New York City through August 2010, all of which has been subleased, and also have small regional and local field offices primarily located close to the universities and conferences with which we have contracts.
     GrayLink Wireless Business

				Lease
		Owned or	Approximate	Expiration
Property Location	Use	Leased	Size (Sq. Ft.)	Date
Tallahassee, FL	Corporate offices	Leased	3,094	3/07
     In addition, GrayLink lease retail store locations, ranging in size from approximately 750 square feet to approximately 2,000 square feet under leases expiring at various dates through December 2007. We also lease numerous sites under long-term leases for our transmitters on commercial broadcast towers, buildings and other fixed structures. At December 31, 2005, these transmitter sites were leased for monthly rentals ranging from approximately $500 to approximately $3,100 and expire, subject to renewal options, on various dates through 2008.

Item 3. Legal Proceedings
Sarkes Tarzian, Inc. v. Bull Run Corporation and Gray Television, Inc.
     In January 1999, Bull Run acquired shares of Sarkes Tarzian, Inc., or Tarzian, common stock, $4.00 par value, or the Tarzian Shares, from the Estate of Mary Tarzian, or the Estate, for $10.0 million. In March 1999, Bull Run and Gray entered into an option agreement whereby Gray purchased an option to acquire the Tarzian Shares from Bull Run, and in December 2001, Gray exercised such option, purchasing the Tarzian Shares from Bull Run for $10.0 million. During the option period, Bull Run received fees from Gray in the aggregate amount of $3.2 million.
     On February 12, 1999, Tarzian filed suit in the United States District Court for the Southern District of Indiana against U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate, claiming that Tarzian had a binding and enforceable contract to purchase the Tarzian Shares from the Estate. On February 3, 2003, the Court entered judgment on a jury verdict in favor of Tarzian and against the Estate for breach of contract and awarded Tarzian $4.0 million in damages. The Estate appealed the judgment and Tarzian cross-appealed. On February 14, 2005, the Seventh Circuit Court of Appeals issued a decision concluding that no contract was ever created between Tarzian and the Estate, reversing the judgment of the District Court, and remanding the case to the District Court with instructions to enter judgment for the Estate. Tarzian’s petition for rehearing was denied by the Seventh Circuit, and on October 3, 2005, the U.S. Supreme Court denied Tarzian’s petition for certiorari. Tarzian has also filed a motion for a new trial in the District Court based on the Estate’s alleged failure to produce certain documents in discovery, and on June 16, 2005, the Court denied Tarzian’s motion. On July 21, 2005, Tarzian filed a notice of appeal to the Seventh Circuit Court of Appeals from the District Court’s denial of its motion for new trial and entry of final judgment for the Estate, which is pending. Bull Run is not directly involved in this litigation, but has been the subject of litigation related to this matter as described below.
     On March 7, 2003, Tarzian filed suit in the United States District Court for the Northern District of Georgia against Gray and Bull Run for tortuous interference with contract and conversion. The lawsuit alleges that Bull Run and Gray purchased the Tarzian Shares with actual knowledge that Tarzian had a binding agreement to purchase the stock from the Estate. The lawsuit seeks damages in an amount equal to the liquidation value of the interest in Tarzian that the stock represents, which Tarzian claims to be as much as $75 million, as well as attorneys’ fees, expenses, and punitive damages. The lawsuit also seeks an order requiring Gray and Bull Run to turn over the Tarzian Shares to Tarzian and relinquish all claims to the stock. The stock purchase agreement with the Estate would permit Bull Run to make a claim against the Estate in the event that title to the Tarzian Shares is ultimately awarded to Tarzian. There is no assurance that the Estate would have sufficient assets to honor any or all of such claim. Bull Run filed its answer to the lawsuit on May 14, 2003 denying any liability for Tarzian’s claims. On May 27, 2005, the Court issued an Order administratively closing the case pending resolution of Tarzian’s lawsuit against the Estate in Indiana federal court as described in the preceding paragraph. We believe we have meritorious defenses and we intend to vigorously defend the lawsuit. We cannot predict when the final resolution of this litigation will occur or when Tarzian’s claim against the Estate will be resolved. Gray is currently paying all legal costs incurred in connection with these claims, and we have not accrued any liability in connection with the claim or costs associated with these claims.
Item 4. Submission of Matters to a Vote of Security Holders
     Prior to the Spin-off, TCM was a wholly-owned subsidiary of Gray. Following the completion of the Spin-off and Merger on December 30, 2005, no matters were submitted to the vote of our security holders.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our common stock, par value $.001 per share, is quoted on the Nasdaq National Market under the symbol “TCMI.” The shares began trading on Nasdaq on a “when-issued” basis under the symbol “TCMIV” on December 20, 2005 and did so through December 30, 2005 during which period the highest trading price was $15.50 per share and lowest trading price was $11.01 per share. The shares began trading “regular way” on Nasdaq on January 3, 2006, the first trading day after the completion of the Spin-off and Merger.,.
Holders
     As of December 31, 2005, there were 187 holders of record of our common stock. This amount includes only those shareholders who received shares of our common stock as a result of the Spin-off. Additionally, holders of record of Bull Run Corporation common stock prior to the Merger were entitled to receive shares of our common stock under the terms of the Merger consummated on December 30, 2005. As of March 10, 2006, following the exchange of some of the Bull Run shares for shares of our common stock, we had 282 holders of record of our common stock.
Dividends
     We have not declared or paid a cash dividend on our common stock. It is the present policy of our Board of Directors to retain all earnings to finance the development and growth of our business. Our future dividend policy will depend upon our earnings, capital requirements, financial condition and other relevant circumstances existing at that time. Our bank credit agreements also contain restrictions on our ability to declare and pay dividends on our common stock.
Restrictions on Resales by Affiliates
     Transfers of shares of our common stock by any person who is an affiliate of the Company will, under existing law, require:
•	the further registration under the Securities Act of 1933, as amended, or the Securities Act, of the transfer of shares of our common stock by any such affiliate;

•	compliance with Rule 145 promulgated under the Securities Act (permitting limited sales under certain circumstances); or

•	the availability of another exemption from registration.
     An “affiliate” of the Company is a person who, indirectly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with the Company. These restrictions apply to our directors and executive officers and any other person deemed to be an affiliate for this purpose. Stop transfer instructions will be given, from time to time, as necessary, by the Company to our transfer agent with respect to the shares of the Company’s common stock to be received by persons subject to these restrictions, and any certificates for their shares will include an appropriate legend.
Recent Sales of Unregistered Securities
     There were no sales of unregistered securities of our company on the day of December 31, 2005 (post Spin-off period).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     There were no purchases of our common stock by our Company on the day of December 31, 2005 (post Spin-off period).
Equity Compensation Plan Information
     See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information” for disclosure regarding our equity compensation plans.
Item 6. Selected Financial Data
     The following table sets forth summary historical financial information of the Company after giving effect to the Spin-off and Merger. The summary selected historical statement of operations data for the years ended December 31, 2002, 2003 and 2004 and the selected balance sheet data as of December 31, 2003 and 2004 was derived from our audited financial statements as of and for the years then ended. The summary selected historical statement of operations data for the year ended December 31, 2005 was derived from our audited financial statements for the year then ended, and includes the combined operating results for 364 days as part of Gray through the date of the Spin-off and the consolidated operating results for the one day after the Spin-off. The selected balance sheet data as of December 31, 2005 was derived from our audited financial statements. The summary selected historical balance sheet data as of December 31, 2002 and 2001 and the statement of operations data for the year ended December 31, 2001 was derived from our unaudited financial statements. The unaudited financial statements include all adjustments, consisting of normal recurring items, which we consider necessary for a fair statement of our financial position and results of operations for those periods. For the periods and dates prior to the Spin-off, the financial statements were derived from the financial statements and accounting records of Gray using the historical results of operations and historical basis of the assets and liabilities of the Newspaper Publishing business segment and the GrayLink Wireless business segment, and include those assets, liabilities, revenues, and expenses directly attributable to the operations of the Newspaper Publishing and the GrayLink Wireless segments and allocations of certain Gray corporate expenses to the Newspaper Publishing and the GrayLink Wireless segments. These amounts were allocated to us on the basis that was considered by us and Gray to reflect most fairly or reasonably the utilization of the services provided, or the benefit received by, us. All significant intercompany amounts and transactions were eliminated. The summary historical financial information presented for periods prior to the Spin-off is not necessarily indicative of our past or future performance as an independent company. The summary historical financial information as of December 31, 2005 include the effect of the Merger, including the operating results of the Collegiate Marketing and Production Services and Association Management Services businesses for the one day subsequent to the Merger. This information should be read in conjunction with our combined financial statements and notes thereto and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.
Statement of Operations Data:
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2001	2002(1)	2003	2004	2005
Operating revenues	$48,765	$50,803	$51,302	$52,883	$53,823
Operating income	6,471	10,565	11,114	11,532	7,380
Cumulative effect of accounting change, net of income tax benefit of $4,541 (1)		7,423
Net income	3,983	824	6,929	7,255	4,417
Net income available to common stockholders	3,983	824	6,929	7,255	4,414

Basic and diluted income from continuing operations per share (2)	$0.82	$0.17	$1.42	$1.49	$0.91
     We did not pay or declare any cash dividends during the periods presented.

Balance Sheet Data:
(Dollars in thousands)

	As of December 31,
	2001	2002	2003	2004	2005
Total assets	$50,825	$37,696	$37,818	$39,240	$171,029
Long-term debt (including current portion)	186	124	56	0	121,939
Owner’s net investment / Stockholders’ equity (deficit)	40,509	30,375	29,254	29,800	(7,210)

(1)	Upon adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” we recorded a non-cash charge of approximately $11.9 million ($7.4 million after income taxes) as a cumulative effect of accounting change.

(2)	For the years ended December 31, 2001, 2002, 2003, and 2004 and the period January 1 to December 30, 2005, the (basic and diluted) income from continuing operations per share gives effect to the issuance of 4,870,000 shares of our common stock in the Spin-off as if it had occurred at the beginning of the periods presented. For the day of December 31, 2005, 5,128,000 shares of our common stock were assumed to be outstanding, including 258,000 shares to be issued in exchange for shares of Bull Run common stock.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
  Introduction
     The following analysis of the financial condition and results of operations of Triple Crown Media, Inc., or the Company, should be read in conjunction with the Triple Crown Media, Inc. audited combined financial statements and notes thereto included elsewhere in this Form 10-K. All references to Triple Crown Media, Inc., “TCM”, “we,” “us,” or “our” in this discussion refer to the combined Newspaper Publishing business and the GrayLink Wireless business previously operated by Gray Television, Inc., or Gray. These businesses have historically operated as wholly-owned subsidiaries or divisions of Gray and since June 30, 2005 has operated as Gray Publishing LLC, a wholly-owned limited liability company and subsidiary of Gray prior to the Spin-off and of the Company, subsequent to the Spin-off.
   Merger
     Pursuant to the terms of an Agreement and Plan of Merger dated August 2, 2005, by and among the Company, BR Acquisition Corp., a wholly owned subsidiary of the Company and Bull Run, BR Acquisition Corp. was merged with and into the Company. At the effective time of the merger, December 30, 2005,: (i) each share of Bull Run common stock was converted into 0.0289 shares of our common stock; (ii) each share of Bull Run Series D preferred stock was converted into one share of our Series A redeemable, convertible preferred stock; (iii) each share of Bull Run Series E preferred stock held by J. Mack Robinson, Gray’s current Chairman and Chief Executive Officer and any transferee of Mr. Robinson was converted into one share of our Series A redeemable, convertible preferred stock; (iv) each share of Bull Run Series E preferred stock held by a Series E preferred shareholder (other than Mr. Robinson and any transferee of Mr. Robinson) was converted into $1,000 in cash; (v) each share of Bull Run Series F preferred stock was converted into 22.56 shares of our common stock; (vi) we paid to each Bull Run Series E preferred shareholder (other than Mr. Robinson and any transferee or affiliate of Mr. Robinson) cash in an amount equal to the accrued and unpaid dividends due to each such shareholder; (vii) all accrued and unpaid dividends (through July 1, 2005) on each outstanding share of Bull Run Series D preferred stock and Bull Run Series E preferred stock held by Mr. Robinson and any transferee or affiliate of Mr. Robinson, was converted into the number of shares of our Series A redeemable, convertible preferred stock determined by dividing the accrued and unpaid dividends due on such shares by $1,000; (viii) all accrued and unpaid dividends (through July 1, 2005) on each outstanding share of Bull Run Series F preferred stock was converted into an aggregate of 12,737 shares of our common stock; and (ix) the cash advances in the aggregate amount of $6.05 million made by Mr. Robinson to Bull Run were converted into 6,050 shares of our Series B redeemable, convertible preferred stock.

     As a result of the Merger, the Company is now comprised of its Newspaper Publishing and GrayLink Wireless segments, plus Bull Run’s Collegiate Marketing and Production Services business segment and Association Management Services business segment, both of which are operated by wholly-owned subsidiary Host Communications, Inc., or Host.
   Overview
     We derive revenue primarily from our Newspaper Publishing, Collegiate Marketing and Production Services, Association Management Services, and the GrayLink Wireless operations. Our Newspaper Publishing operations derive revenue primarily from three sources: retail advertising, circulation and classified advertising. Our Collegiate Marketing and Production Services operations acquired on December 30, 2005 derive revenue from conducting sports and affinity marketing, printing and publishing. Our Association Management Services operations, also acquired on December 30, 2005, derive revenue from providing financial reporting, accounting, marketing, publishing, government lobbying, education, event management, Internet website management and membership growth activities to multi-national associations. GrayLink Wireless revenue is derived primarily from the sale of pagers, cellular telephones and related services.
     Our Newspaper Publishing operations’ advertising contracts are generally entered into annually and provide for a commitment as to the volume of advertising to be purchased by an advertiser during the year. Our newspaper publishing operations’ advertising revenues are primarily generated from local advertising and are generally highest in the second and fourth quarters of each year.
     Industry wide, newspaper subscriber circulation levels have been slowly declining. From December 31, 2003 through December 31, 2005, our aggregate daily circulation has declined approximately 9.4%. We attempt to offset recent declines in circulation and corresponding circulation revenue with strategies that include readership growth in Gwinnett and Newton County, Georgia and efforts to increase circulation among cable subscribers in Gwinnett County, Georgia under our unique relationship whereby newspaper subscriptions are sponsored by local cable companies.
     Since our Collegiate Marketing and Production Services business and our Association Management Services business were acquired on December 30, 2005, their operating results were insignificant to our results of operations for the year then ended.
     Our GrayLink Wireless subscribers either own pagers, thereby paying solely for the use of our wireless services, or lease pagers, thereby paying a periodic charge for both the pagers and the wireless services. The terms of the lease contracts are month-to-month, three months, six months or twelve months in duration. GrayLink Wireless revenues are generally equally distributed throughout the year. Our GrayLink Wireless operations also include reselling cellular telephone services. We receive a commission from the cellular telephone provider each time we sell a cellular telephone contract to a customer. Due to competition from cellular and PCS carriers, consumer demand for our traditional paging services has declined over the past several years and we currently anticipate a more modest but continuing decline in the future. Declines in our wireless revenue have been offset, in part, by increasing commission revenue generated from the resale of cellular telephone services. Nevertheless, we expect that our total revenues from this segment will likely decline each year. Consequently, we expect that the relative contribution of GrayLink Wireless to our aggregate results of operations will decline over time. However, we currently anticipate that our Newspaper Publishing operations will grow at a faster relative rate over the same time period.
     Our Newspaper Publishing operations’ primary operating expenses are employee compensation, related benefits and newsprint costs. Our GrayLink Wireless operations’ primary operating expenses are employee compensation, tower rent and other communications costs. In addition, the operations incur overhead expenses, such as maintenance, supplies, insurance and utilities. A large portion of the operating expenses of the Newspaper Publishing and the GrayLink Wireless operations are fixed, although our Newspaper Publishing operations have experienced significant variability in its newsprint costs in recent years. Historically, for the newspaper publishing industry, the price of newsprint has been cyclical and volatile, reaching approximately $587 per metric ton in 1998 and dropping to approximately $488 per metric ton in 2002. The average price through December 31, 2005 was $610 per metric ton. During 2005 the price has increased steadily and at December 31, 2005 the current price is $645 per metric ton. Prices fluctuate based on factors that include both foreign and domestic production capacity and consumption. Price fluctuations can have a significant effect on our results of operations. We seek to manage the effects of increases in prices of newsprint through a combination of technology improvements, page width and page count reductions, inventory management and advertising and circulation price increases. In addition, newspaper production costs are variable based on circulation and advertising volumes.
     On November 23, 2005, Gray entered into a stock purchase agreement under which Gray agreed to purchase, all of the outstanding capital stock of a company that owns and operates the television broadcasting station WNDU-TV, Notre Dame, Indiana. Gray advised us that it closed the acquisition on March 3, 2006.
     Pursuant to the rules adopted by the FCC, common ownership of a full-service broadcast station and a daily newspaper is prohibited when the broadcast station’s Grade A service contour (as defined by the FCC) encompasses the newspaper’s city of publication. The Grade A service contour of WNDU-TV encompasses Goshen, Indiana, which is where The Goshen News is published. Under the FCC’s attribution rules, common ownership is deemed to occur if the daily newspaper and the full-service broadcast television station are owned by different entities and (1) one or more people are a director of each entity, (2) one or more people are an officer of each entity or (3) one or more people own in excess of 5% of the capital stock of each entity. Following the consummation of the Spin-off and Merger, (1) Robert S. Prather, Jr. and Hilton H. Howell, Jr. are directors of Gray and the Company, (2) Robert S. Prather, Jr. is an officer of Gray and the Company and (3) J. Mack Robinson and others beneficially own more than 5% of the capital stock of Gray and the Company. Pursuant to the separation and distribution agreement between Gray and the Company, as amended on November 18, 2005, we are obligated to sell or swap The Goshen News upon written request of Gray, wherein Gray must provide us with at least 60 days notice of the date by which The Goshen News must be sold or swapped for another newspaper or newpapers. As of March 30, 2006, we have not received a written request from Gray to sell or swap The Goshen News. In connection with obtaining the FCC’s approval of its acquisition of WNDU-TV, Gray was granted a waiver by the FCC of the cross-ownership rules for a period not to exceed six months from the closing date. Therefore, we anticipate that we will have until September 3, 2006 to complete the sale or swap. However, there can be no assurances that Gray will not send us a written request to sell or swap The Goshen News prior to that date.
     If we fail to sell or swap The Goshen News within the stated period, we, pursuant to the terms of the separation and distribution agreement, as amended, are obligated to indemnify Gray for all actual losses incurred by Gray as a result of such failure. We cannot presently reasonably estimate the amount of such indemnification obligations, however, any such obligations may be substantial and may adversely affect our financial position.
     Our current intention is to swap The Goshen News for a newspaper, or newspapers, with similar financial results and circulation numbers. If such a swap transaction were to be consummated, we believe our ultimate aggregate fundamental operating assets and results of operations would not be materially altered and that such a transaction would not have a significant impact on our liquidity or capital resources. We will, if necessary, consider a sale of The Goshen News. We have had discussions with third parties regarding a swap of The Goshen News for a newspaper or newspapers owned and operated by such third parties. There can be no assurance as to whether we will be able to complete the swap of The Goshen News or, if a swap is complete, what property will be received. Further, in the alternative to a swap, there can be no assurance as to the ultimate terms of, and net proceeds received from, any sale of The Goshen News.
     Additional information regarding The Goshen News, its results of operations and its circulation are contained elsewhere in this Form 10-K.

     Newspaper Publishing, GrayLink Wireless and Other Revenues
     Set forth below are the principal types of revenues earned by our Newspaper Publishing, GrayLink Wireless and other operations for the periods indicated and the percentage contribution of each to our total revenues:
(Dollars in thousands)

	Year Ended December 31,
	2003		2004		2005
	Amount	%	Amount	%	Amount	%
Publishing:
Retail	$22,998	44.8%	$24,489	46.3%	$26,125	48.5%
Classifieds	12,515	24.4%	13,284	25.1%	14,014	26.0%
Circulation	6,113	11.9%	6,030	11.4%	5,633	10.5%
Other	793	1.5%	951	1.8%	431	0.8%

	$42,419	82.7%	$44,754	84.6%	$46,203	85.8%

Collegiate Marketing & Production Services					$97	0.2%

Association Management Services					$16	0.0%

Wireless:
Lease, sales and service	$8,883	17.3%	$8,129	15.4%	$7,507	13.9%

Total Revenues	$51,302	100.0%	$52,883	100.0%	$53,823	100.0%

Results of Operations
   Year Ended December 31, 2005 compared to Year Ended December 31, 2004
     The following analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2004 and 2005, which are contained herein.
     Revenues. Total revenues for the year ended December 31, 2005 increased 2% to approximately $53.8 million.
•	Newspaper Publishing revenues increased 3% to approximately $46.2 million for the year ended December 31, 2005 compared to approximately $44.8 million for the year ended December 31, 2004. Retail advertising revenue and classified advertising revenue increased 4% and 5%, respectively, and were the primary contributors to the increase in Newspaper Publishing revenues. The increase in retail advertising revenue was due largely to a combination of account development and readership growth at The Gwinnett Daily Post and Rockdale/Newton Citizen. Of the total increase in retail advertising, approximately $1.4 million of the aggregate increase in retail advertising is attributable to an expansion by 40,000 copies of the Sunday edition of The Gwinnett Daily Post beginning in August 2004. The increase in classified advertising revenue was due to increases in help wanted advertisements. Circulation revenue decreased 7% primarily reflecting a decrease in the number of subscriptions at our newspapers, excluding The Gwinnett Daily Post.

•	GrayLink Wireless revenue decreased 8% to approximately $7.5 million for the year ended December 31, 2005 compared to $8.1 million for the year ended December 31, 2004. Our GrayLink Wireless business had approximately 33,000 and 40,000 pagers in service at December 31, 2005 and 2004, respectively. The number of pagers in service decreased as a result of increased competition from other communication services and products such as cellular telephones. The number of pagers in service has declined over the past several years. The decrease in revenue from the sale and leasing of pagers has been partially offset by reselling cellular telephone services. Paging revenue, excluding revenue from reselling cellular telephone services, accounted for approximately $4.1 million of total GrayLink Wireless revenue in 2005 compared to approximately $5.1 million in 2004. The trend of declining GrayLink paging revenue is expected to continue in the future.
     Operating expenses. Operating expenses for the year ended December 31, 2005 increased 12% to approximately $46.4 million.
     Newspaper Publishing expenses, before depreciation and amortization, increased 8% to approximately $34.2 million.
•	Newsprint expenses increased 10% to approximately $5.7 million. The increase in newsprint expense was primarily due to the increase in average cost per metric ton of standard newsprint by $30 per metric ton since December 31, 2004. Total usage was approximately 12,000 metric tons in 2005. The $30 per metric ton average price increase resulted in approximately $0.6 million of the increase in newsprint costs in 2005 compared to 2004.

•	Newspaper Publishing payroll expenses increased 2% to approximately $13.0 million.

•	Newspaper Publishing transportation service costs, which are primarily outsourced, increased 8% to approximately $4.3 million in the year ended December 31, 2005 compared to approximately $3.9 million for the year ended December 31, 2004. The increase between the periods reflects general increases in fuel costs and the expanded distribution of the Sunday edition of The Gwinnett Daily Post, both of which resulted in higher rates paid to independent contractors.

•	Newspaper Publishing repairs and maintenance expense increased 64% to approximately $0.4 million in the year ended December 31, 2005 compared to approximately $0.3 million for the year ended December 31, 2004. The increase in expense was primarily the result of repairs to a printing press and other production equipment at The Gwinnett Daily Post and Albany Herald.
     Depreciation of property and equipment totaled approximately $1.5 million for each of the years ended December 31, 2005 and 2004.
     In the year ended December 31, 2005, we incurred an impairment charge of approximately $3.2 million in connection with the reduction in the valuation of an FCC paging license associated with the GrayLink Wireless business, due to a reduction in the estimated future cash flows expected to be derived from paging services.
     A gain on disposal of assets, net of losses, of approximately $0.4 million was recorded for the year ended December 31, 2005, compared to a loss of approximately $0.4 million recorded for the corresponding period of 2004. The net gain in 2005 was principally the result of a $0.7 million gain on the sale of a paging license, partially offset by losses on the disposal of, primarily, paging equipment.
     Income tax expense. Income tax expense was approximately $2.7 million and $4.3 million for the years ended December 31, 2005 and 2004, respectively. The effective tax rate was approximately 38% and 37% for each period, respectively, based on a separate return allocation of income tax expense by Gray prior to the Spin-off.
   Year Ended December 31, 2004 compared to Year Ended December 31, 2003
     Revenues. Total revenues for the year ended December 31, 2004 increased 3% to approximately $52.9 million.
•	Newspaper Publishing revenues increased 6% to approximately $44.8 million. Retail advertising revenue and classified advertising revenue both increased 6% and were the primary contributors to the increase in these revenues. The increase in retail advertising revenue was due largely to a combination of account development and readership growth at The Gwinnett Daily Post. Approximately 49% of the total increase in retail advertising, was attributable to new advertising accounts developed at the Gwinnett Daily Post and an additional 33% of the aggregate increase in retail advertising was attributable to an expansion by 40,000 copies of the Sunday edition of the same paper beginning in August 2004. The increase in classified advertising revenue was due to increases in help wanted advertisements.

•	GrayLink Wireless revenue decreased 8% to approximately $8.1 million. The decrease was due primarily to price competition and a reduction of units in service. Our GrayLink Wireless business had approximately 40,000 and 53,000 pagers in service at December 31, 2004 and 2003, respectively. The number of pagers in service decreased as a result of increased competition from other communication services and products such as cellular telephones. The number of pagers in service has declined over the past several years. The decrease in revenue from the sale and leasing of pagers has been partially offset by reselling cellular telephone services, which accounted for approximately $2.2 million of revenue in 2004 compared to $1.8 million in 2003.
     Operating expenses. Operating expenses for the year ended December 31, 2004 increased 3% to $41.3 million in comparison with the prior year.
     Newspaper Publishing expenses, before depreciation and amortization, increased 7% to $31.5 million.
•	Newsprint expenses increased 18% to approximately $5.2 million. The increase in newsprint expense was primarily due to the increase in average cost per metric ton of standard newsprint by $51 per metric ton over the course of 2004. Total usage was approximately 11,000 metric tons and the $51 per metric ton average price increase represents approximately $0.6 million of the increase in newsprint costs. The expansion of the Sunday delivery of The Gwinnett Daily Post by approximately 40,000 copies beginning in August 2004 also contributed to the increase in newsprint by approximately $143,000.

•	Newspaper Publishing long term lease expense totaled approximately $0.4 million and $0.3 million for the years ended December 31, 2004 and 2003, respectively. The increase in long term lease expense was the result of a real property lease for the new printing plant net of a sublease for the previous facility.

•	Newspaper Publishing bad debt expense totaled approximately $0.3 million and $0.1 million for the years ended December 31, 2004 and 2003, respectively. The increase in bad debt expense was primarily the result of several larger advertisers becoming uncollectible in 2004 due to bankruptcy filings.
     GrayLink Wireless operating expenses, before depreciation and amortization, totaled approximately $6.4 million compared to $6.6 million for the years ended December 31, 2004 and 2003, respectively reflecting the decline in GrayLink Wireless revenues.
     Depreciation of property and equipment totaled approximately $1.5 million and $1.9 million for the years ended December 31, 2004 and 2003, respectively. The decrease in depreciation was due to older assets becoming fully depreciated.
     Amortization of intangible assets totaled approximately $0.1 million and $0.4 million for the years ended December 31, 2004 and 2003, respectively. The decrease in amortization expense was due to certain definite lived intangible assets that were acquired in prior years, becoming fully amortized.
     A loss on disposal of assets of approximately $0.4 million was recorded for each of the years ended December 31, 2004 and 2003, resulting from disposals of equipment, primarily pagers, during the respective periods.

     Income tax expense. Income tax expense was approximately $4.3 million and $4.2 million for the years ended December 31, 2004 and 2003, respectively. The effective tax rate was 38% for the year ended December 31, 2004 and 39% for the year ended December 31, 2003.
Liquidity and Capital Resources
  General
     The following tables present data that we believe is helpful in evaluating our liquidity and capital resources:
(Dollars in thousands)

	Year Ended December 31,
	2003	2004	2005
Net cash provided by operating activities	$10,386	$10,221	$9,441
Net cash used in investing activities	(1,828)	(3,321)	(74,635)
Net cash provided by (used in) financing activities	(8,118)	(6,765)	65,995

Net increase in cash and cash equivalents	$440	$135	$801

(Dollars in thousands)

	December 31,
	2004	2005
Cash and cash equivalents	$672	$1,473
Long-term debt, including current portion	$0	$121,939
   Year Ended December 31, 2005 compared to Year Ended December 31, 2004
     Net cash provided by operating activities decreased approximately $0.8 million primarily due to approximately a $1.9 million decrease in operating income before noncash depreciation, amortization and impairment charges, and the gain or loss on the disposal of assets, net of reduction of $0.6 million of accounts receivable excluding the effect of the Merger.
     Net cash used in investing activities increased approximately $71.3 million due primarily to a $73.9 million net cash investment in connection with the Merger, offset by a $1.2 million reduction in capital expenditures and a $1.4 increase in proceeds from the sale of FCC licenses in 2005.
     Net cash provided by financing activities increased approximately $72.8 million due primarily to proceeds from the initial borrowings on our new senior secured credit facilities totaling approximately $121.9 million, less distributions of approximately $44.0 million paid to Gray in connection with the Spin-off including the reimbursement of transaction fees, and debt issue costs of approximately $3.9 million.
   Year Ended December 31, 2004 compared to Year Ended December 31, 2003
     Net cash provided by operating activities decreased approximately $0.1 million due to a variety of operating factors, none of which was individually significant.
     Net cash used in investing activities increased approximately $1.5 million reflecting capital expenditures in 2004 of approximately $3.4 million, including $2.9 million for a printing press and related equipment for the metro Atlanta newspapers, compared to capital expenditures of approximately $1.8 million in 2003, of which, approximately $1.0 million related to leasehold improvements and equipment for a new printing plant for the metro Atlanta newspapers.
     Net cash used in financing activities decreased approximately $1.4 million due to lower repayments to Gray of owner’s net investment.
     We do not believe that, except for the effects of changes in prices for newsprint which are discussed elsewhere in this Form 10-K, inflation in past years has had a significant impact on our results of operations nor is inflation expected to have a significant effect upon our business in the near future.
   Off-Balance Sheet Arrangements
     We have various operating lease commitments for equipment and real estate used for office space and production facilities. The minimum annual rental commitments under these and other operating leases, net of subleases, with an original lease term exceeding one year are approximately $1.2 million, $0.9 million, $0.8 million, $0.7 million and $0.8 million for the years ending December 31, 2006 through 2010, respectively, and $0.8 million thereafter.
     We may use interest rate swap agreements to convert some of our variable rate debt to a fixed rate basis, thus hedging against interest rate fluctuations. These hedging activities may be transacted with one or more highly-rated institutions, reducing the exposure to credit risk in the event of nonperformance by the counter-party to the swap agreement. As of December 31, 2005, we were not a party to any interest rate swap agreements. However, in February 2006, we entered into an interest rate swap agreement effective in June 2006 and terminating in March 2009. Under the agreement, we will be converting a notional amount of $60 million of floating rate debt (currently bearing interest at LIBOR plus the currently applicable margin of 3.25%) to fixed rate debt, bearing interest at 5.05% plus the applicable margin.
   Contractual Obligations as of December 31, 2005
(Dollars in thousands)

	Payment Due by Period
		Less Than			More Than
		1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations	Total	(2006)	(2007-2008)	(2009-2010)	(After 2010)
Long-term debt obligations	$121,939	$2,839	$1,800	$117,300	$0
Interest obligations (1)	50,946	11,185	22,365	17,396	0
Operating lease obligations (2)	5,171	1,184	1,684	1,497	806
Purchase obligations (3)	111,967	17,347	29,392	18,447	46,781

	$290,023	$32,555	$55,241	$154,640	$47,587

(1)	Interest obligations assume the initial LIBOR rate available at the execution date of the credit facilities, as adjusted for the fixed interest rate under the interest rate swap agreement for the period during which the interest rate swap agreement will be effective. Interest obligations are presented through the maturity dates of each component of the credit facilities.

(2)	Operating lease obligations represent payment obligations under non-cancelable lease agreements classified as operating leases and disclosed pursuant to Statements of Financial Accounting Standards No. 13, “Accounting for Leases”, as may be modified or supplemented. These amounts are not recorded as liabilities as of the current balance sheet date. Operating lease obligations are presented net of future receipts on contracted sublease arrangements totaling approximately $0.8 million as of December 31, 2005.

(3)	Purchase obligations primarily consist of future guaranteed rights fee commitments to associations or institutions under contractual arrangements of typically three to ten years, which expire at varying times through 2015.
     Dividends on Series A Preferred Stock and Series B Preferred Stock are payable annually at an annual rate of $40 and $60 per share, respectively, in cash or issuance of the respective preferred stock, at the Company’s option. If we were to fund dividends accruing during the year ending December 31, 2006 in cash, the total obligation would be approximately $1.2 million based on the number of shares of Series A and Series B Preferred Stock outstanding as of December 31, 2005.
     Historically, we have funded our cash requirements for capital expenditures, operating lease commitments and working capital from Gray and the net cash provided by our operating activities.

Excess cash of approximately $8.1 million and $6.7 million for the years ended December 31, 2003 and 2004 respectively, and approximately $8.1 million for the period January 1, 2005 to December 30, 2005, was transferred to Gray prior to the Spin-off. For all periods prior to the Spin-off, our capitalization consisted of non-interest bearing funding from Gray.
     We currently anticipate that the cash requirements for capital expenditures, operating lease commitments and working capital with respect to the Newspaper Publishing business and the GrayLink Wireless business over the next few years will be generally consistent, in the aggregate, with historical levels and would likely be funded from cash provided by operating activities. Further, we currently anticipate that the recently-acquired Collegiate Marketing and Production Services and Association Management Services businesses will not require significant investments in working capital from year to year, although the seasonality of the Collegiate Marketing and Production Services business causes seasonal cash requirements for working capital. These seasonal cash requirements, and any year to year cash requirements would likely be funded from cash provided by operating activities. In the aggregate, total capital expenditures are not expected to exceed $2 million for the year ending December 31, 2006.
     On December 30, 2005, we entered into a senior secured credit facility for debt financing in an aggregate principal amount of up to $140 million, consisting of (1) a 4-year $20 million revolving credit facility, a 4.5-year $90 million first lien term loan and a 5-year $30 million second lien term loan. The interest rate is based on the bank lender’s base rate (generally reflecting the lender’s prime rate) or a London Interbank Offered Rate (“LIBOR”) plus in each case a specified margin, and for revolving and first lien term loan advances, the margin is based upon our debt leverage ratio as defined in the agreement. The initial margin for revolving and first lien term loan advances is 2.25% for base rate advances and 3.25% for LIBOR advances. The specified margin for second lien term loan advances is 8.0% for base rate advances and 9.0% for LIBOR advances.
     The credit facility is collateralized by substantially all of our assets. The agreement contains certain restrictive provisions which include, but are not limited to, requiring us to maintain certain financial ratios and limits upon our ability to incur additional indebtedness, make certain acquisitions or investments, sell assets or make other restricted payments, including dividends, as defined in the loan agreement. The agreement also contains certain financial ratio covenants, as discussed further in Note 8 to the combined and consolidated financial statements included in this Form 10-K.
     Proceeds of the new financing were used to make a $44.6 million cash distribution to Gray (dividend of $40.0 million and $4.6 million of transaction costs) as partial consideration for the membership interests of Gray Publishing, LLC, which owns and operates the Newspaper Publishing and GrayLink Wireless businesses, refinance all of Bull Run’s long-term debt, pay the cash portion of the Merger consideration and pay transaction costs.
     With the consummation of the Merger and the refinancing, the cash required to service the anticipated debt described above will increase substantially. The first lien term loan facility will require amortization of $0.9 million per annum in equal quarterly installments beginning March 31, 2006. Aggregate interest expense on the first and second lien term loans is currently anticipated to initially approximate at least $11 million per year. The cash required to service the debt incurred in the refinancing is currently expected to be funded from cash generated by operating activities. In addition, we will have access to the $20 million revolving credit facility to support cash liquidity needs, subject to debt leverage ratio requirements tested as of the end of each quarterly period. At December 31, 2005, our term loans were fully funded and approximately $1.9 million was borrowed under the revolving credit facility, thereby allowing approximately $18.1 million in available borrowing capacity, subject to the adherence to leverage ratio financial covenants measured quarterly.

Certain Relationships
     Effective at the time of the Spin-off, we obtained certain workers compensation insurance coverage under an insurance contract with Georgia Casualty & Surety Co., which is a wholly-owned subsidiary of Atlantic American Corporation, a publicly traded company in which J. Mack Robinson (beneficial owner of approximately 10.3% of the outstanding shares of our common stock and all of the outstanding shares of our preferred stock) and certain of his affiliates have a substantial ownership interest, and a company of which Hilton H. Howell, a member of our board of directors and Mr. Robinson’s son-in-law, is an executive officer. Prior to the Spin-off Gray had a similar insurance contract with the same company. For each of the years ended December 31, 2003, 2004 and 2005, our workers’ compensation insurance expense attributable to Gray’s insurance contract with Georgia Casualty was approximately $0.2 million.
     Through a rights-sharing agreement with Gray, subsequent to the Merger, we participate jointly with Gray in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities of one university. In our role under the agreement with Gray, we manage the preponderance of the revenue-generating and sales fulfillment activities and provide all administrative functions for us and Gray. As a result, we recognize the total revenues derived and expenses incurred in connection with services performed on behalf of the university, and expense amounts paid to Gray under the rights-sharing agreement as a rights fee. In April 2005, Bull Run, through its wholly-owned subsidiary Host Communications, Inc., along with Gray and the university entered into a new agreement for expanded sports marketing rights for an initial seven year term with an option to extend the license for three additional years. At the same time, Host and Gray entered into a new rights sharing agreement for the same 10-year period. Under this new agreement with Gray, we continue to recognize the total revenues derived and the total expenses incurred in connection with services performed on behalf of the university, and expense amounts payable to Gray as a component of our rights fee expense. The amount payable to Gray will be 50% of the profit to be derived from these marketing activities, as determined at the conclusion of each contract year. Gray will also bear 50% of any losses. The new agreement with Gray also requires Gray to pay to the university 50% of the rights fees payable under the contract with the university as each rights fee installment payment becomes due. Such amounts paid by Gray during the contract year will be added to the annual settlement amount between us and Gray.
Critical Accounting Policies
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We consider the following accounting policies to be critical policies that require judgments or estimations in their application where variances in those judgments or estimations could make a significant difference to future reported results.
     Revenue Recognition and Rights Fee Expenses
     With respect to the Collegiate Marketing and Production Services and Association Management Services segments, revenue from services is recognized as the services are rendered, and consists primarily of advertising revenues in connection with broadcast and print media sold by us, the rights to which are generally acquired by us under multi-media rights agreements with collegiate institutions or associations. Advertising revenues are recognized when the event occurs or the publication is publicly distributed. In addition, to a lesser extent, we derive revenue from corporate sponsorship and licensing arrangements, association management fees, radio station rights fees, sales of commercial printing and other miscellaneous revenues generate from product sales and production services. Corporate sponsorships related to specific events are recognized when the event occurs or as the events occur. Corporate sponsor license fee revenue that is not related to specific events is recognized evenly over the term of the contract year as the related services are performed. Radio station rights fees are recognized ratably as the games to which those rights relate are broadcast. Sales of commercial printing and other product sales are recognized when title passes to the customer or in the case of vending revenues, when the game is played.
     The allowance for doubtful accounts represents our best estimate of the accounts receivable that will be ultimately collected, based on, among other things, historical collection experience, a review of the current aging status of customer receivables, and a review of specific information for those customers that are deemed to be higher risk. We evaluate the adequacy of the allowance for doubtful accounts on at least a quarterly basis. Unfavorable changes in economic conditions might impact the amounts ultimately collected from advertisers and corporate sponsors and therefore may result in an inadequate allowance.
     In certain circumstances, we enter into contractual arrangements with associations or institutions that we represent in various capacities which involve payment of guaranteed rights fees. Guaranteed rights fee expense that is not related to specific events is recognized evenly over each annual term specified in the contract. Our contractual arrangements with associations or institutions may also involve net profit sharing arrangements based on the net profit associated with services rendered under the contract. Profit split expense is accrued over the contract period, based on estimates, and is adjusted at the end of the contract term in order to reflect the actual profit split. Estimates used in the determination of profit split expense are updated monthly and adjusted to actual when the profit split settlement is determined at the end of each contract year.
     Valuation and Impairment Testing of Intangible Assets
     In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we do not amortize goodwill and certain intangible assets with indefinite useful lives. Instead, SFAS 142 requires that we review goodwill and intangible assets deemed to have indefinite useful lives on at least an annual basis. We perform our annual impairment review during the fourth quarter of each year or whenever events or changes in circumstances indicate that such assets might be impaired. In the year ended December 31, 2005, based on a valuation model incorporating expected future cash flows in consideration of historical cash flows and operating results, a $3.2 million impairment charge was necessary to reduce the carrying value of our FCC licenses to net realizable value, as further discussed in Note 6 to the combined and consolidated financial statements.
     The impairment analysis is based on our estimates of the net present value of future cash flows derived from each reporting unit in order to determine the estimated market value. The determination of estimated market value requires significant management judgment including estimating operating cash flow to be derived in each reporting unit beyond the next three years, changes in working capital, capital expenditures and the selection of an appropriate discount rate. A future reduction in the estimated net present value of future cash flows derived from an affected reporting unit could result in an impairment charge, Factors potentially leading to a reduction of the estimated net present value of future cash flows could include (i) the loss of a significant customer or contract, (ii) significantly less favorable terms of new contracts and contract renewals, and (iii) prolonged economic downturns affecting advertising spending.
     For purposes of testing goodwill impairment, each of the Gwinnett Daily Post, Goshen News and Rockdale/Newton Citizen, and our recently-acquired Collegiate Marketing and Production Services business and our Association Management Services business are each considered a separate reporting unit. There is no recorded goodwill associated with the Albany Herald or the GrayLink Wireless business.
     We review each reporting unit for possible goodwill impairment by comparing the estimated market value of each respective reporting unit to the carrying value of that reporting unit’s net assets. If the estimated market values exceed the net assets, no goodwill impairment is deemed to exist. If the fair value of the reporting unit does not exceed the carrying value of that reporting unit’s net assets, goodwill impairment is deemed to exist. We then perform, on a notional basis, a purchase price allocation applying the guidance of Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) by allocating the reporting unit’s fair value to the fair value of all tangible and identifiable intangible assets residual fair value representing the implied fair value of goodwill of that reporting unit. The carrying value of goodwill for the reporting unit is written down to this implied value.
     In 2004, the Emerging Issues Task Force (“EITF”), and the Staff of the U.S. Securities and Exchange Commission (referred to herein as the SEC) clarified their position on the use of the residual method for valuation of acquired assets other than goodwill which is referred to as topic D-108. The SEC Staff stated that the residual method does not comply with the requirements of SFAS No. 141 when used to value certain intangible assets that arise from legal or contractual rights. Accordingly, the SEC Staff stated that the residual method should no longer be used to value intangible assets other than goodwill. Under these rules, we are required to apply the income approach for such assets acquired in business combinations completed after September 29, 2004. FCC licenses acquired by us prior to January 1, 2002 were valued using the residual value methodology. During the first quarter of 2005, we adopted the income approach, as required by the SEC, and performed a valuation assessment of our FCC licenses using the income approach. Adoption of this provision did not materially affect our financial statements.
     Goodwill and intangibles, net of accumulated amortization, were approximately $21.6 million as of December 31, 2004 and $104.2 million as of December 31, 2005, of which, goodwill was approximately $16.8 million and $85.7 million as of each date, respectively. The carrying value of goodwill and acquired intangibles, net of accumulated amortization, represented approximately 61% of our total assets as of December 31, 2005.
     Deferred Income Taxes
     Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on certain deferred tax assets if it is more likely than not that some or all of these deferred tax assets will not be realized. We do not anticipate that all of our available net operating loss carryforward amounts for tax purposes obtained in the Merger will ultimately be realized, due to their expiration or other limitations on utilization. As a result, as of December 31, 2005, we have recognized a valuation allowance of approximately $9.5 million for net deferred tax assets. If and when we revise our estimate of the benefit expected to be derived from the net operating loss carryforward, the valuation allowance may be modified. Increases in the valuation allowance could increase the tax provision or decrease the tax benefit recognized in the period of the change in estimate. The net operating loss carryforward for federal tax purposes begins to expire in 2018.
     Transactions with Related Parties
     The terms of all material transactions involving related persons or entities have been on terms similar to those of our transactions with independent parties, or in cases where we have not entered into similar transactions with unrelated parties, on terms that were believed to be representative of those that would likely be negotiated with independent parties. All material transactions with related parties are reviewed and approved by the independent directors of the Company.
Recent Accounting Pronouncements
     Accounting Changes and Corrections of Errors — In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standard No. 154, (“SFAS No. 154”), “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for us in the first quarter of 2006.
     Share-Based Payment — In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method. SFAS 123(R) will be effective for us beginning in the first quarter of 2006. Although we will continue to evaluate the application of SFAS 123(R), because all options to purchase Gray common stock granted to our employees through the date of the Spin-off will be 100% vested and continue to be options to purchase Gray common stock, we will not recognize expense in future periods related to any options at December 31, 2005.
Interest Rate and Market Rate Risk
     We are exposed to changes in interest rates due to our financing of our acquisitions, investments and operations. Interest rate risk is present with both fixed and floating rate debt. Based on our debt profile as of December 31, 2005, a 100 basis point increase in market interest rates would increase interest expense and decrease pretax income (or increase pretax loss) by approximately $1.2 million annually. This amount was determined based on our floating rate debt. This amount does not include the effects of certain potential results of increased interest rates, such as reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in our financial structure that could occur if interest rates were higher.
     Subsequent to December 31, 2005, we entered into an interest rate swap agreement, effective June 6, 2006, to manage our debt profile, which will involve the exchange of interest at a fixed rate of 5.05% for interest equal to the 3-month LIBOR rate, without an exchange of the $60 million notional amount upon which the payments are based. The interest rate swap has been designated as a cash-flow hedge against the anticipated interest payments on $60 million of the first lien term loan. As a result of this interest rate swap and the resulting payment of interest at fixed rates on $60 million of our debt, the effect of a 100 basis point change in market interest rates on interest expense and pretax income or loss, assuming the interest rate swap agreement was effective as of the beginning of the year, would be $0.6 million less than indicated in the preceding paragraph.
Forward-Looking Statements
     This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “believes,” “expects,” “anticipates,” “estimates,” and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe our future strategic plans, goals or objectives are also forward-looking statements. Readers of this Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events, and involve risks and uncertainties. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances. Actual results and events may differ materially from those in the forward-looking statements as a result of various factors, including the factors disclosed in Item 1A of this Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     See “Interest Rate and Market Rate Risk” in Item 7 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data
Combined and Consolidated Financial Statements of Triple Crown Media, Inc.

Page

Report of Independent Registered Public Accounting Firm	43

Combined Balance Sheet as of December 31, 2004 and Consolidated Balance Sheet as of December 31, 2005	44

Combined Statements of Operations for the years ended December 31, 2003 and 2004, and Consolidated Statement of Operations for the year ended December 31, 2005	45

Combined Statements of Stockholders’ Equity for the years ended December 31, 2003 and 2004, and Consolidated Statement of Stockholders’ Equity (Deficit) for the year ended December 31, 2005	46

Combined Statements of Cash Flows for the years ended December 31, 2003 and 2004, and Consolidated Statement of Cash Flows for the year ended December 31, 2005	47

Notes to the Combined and Consolidated Financial Statement	48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Triple Crown Media, Inc.:
In our opinion, the combined and consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Triple Crown Media, Inc. (the “Company”) at December 31, 2004 and 2005, and the combined results of their operations and their combined cash flows for the years ended December 31, 2003 and 2004, and consolidated results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the requirements of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PRICEWATERHOUSECOOPERS LLP
Louisville, Kentucky
March 30, 2006

TRIPLE CROWN MEDIA, INC.
COMBINED AND CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	December 31,
	2004		2005
ASSETS
Current assets:
Cash and cash equivalents		$672	$1,473
Accounts receivable, less allowance for doubtful accounts of $214 and $508, respectively		6,458	23,130
Inventories		1,101	1,732
Other current assets		177	1,196

Total current assets		8,408	27,531

Property and equipment:
Land		560	2,108
Buildings and improvements		6,418	7,486
Equipment		19,020	21,417

		25,998	31,011
Accumulated depreciation		(16,832)	(17,402)

		9,166	13,609

Goodwill		16,779	85,727
Other intangible assets, net		4,829	18,493
Deferred income taxes			19,191
Other assets		58	6,478

Total assets		$39,240	$171,029

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$		$2,839
Accounts payable		868	5,877
Accrued expenses		1,777	15,320
Accrued fees payable to Gray Television, Inc.			3,034
Accrued distribution payable to Gray Television, Inc.			647
Federal and state income taxes		3,081
Deferred revenue		2,061	7,006

Total current liabilities		7,787	34,723
Long-term debt			119,100
Deferred income taxes		1,653
Other liabilities			3,275
Series B redeemable preferred stock, $.001 par value (authorized 20,000 shares; issued and outstanding 6,050 shares; $6,050 liquidation value)			4,380

Total liabilities		9,440	161,478

Series A redeemable, convertible preferred stock, $.001 par value (authorized 50,000 shares; issued and outstanding 20,890 shares; $20,890 liquidation value)			16,761

Commitments and contingencies

Stockholders’ Equity (Deficit):
Gray Television, Inc. net investment		29,800
Common stock, par value $0.001 (authorized 25,000 shares, issued and outstanding (5,129 shares)			5
Additional paid-in capital			3,211
Accumulated deficit			(10,426)

Total stockholders’ equity (deficit)		29,800	(7,210)

Total liabilities, preferred stock and stockholders’ equity (deficit)		$39,240	$171,029

The accompanying notes are an integral part of these combined and consolidated financial statements.

TRIPLE CROWN MEDIA, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2003	2004	2005
Operating revenues:
Publishing	$42,419	$44,754	$46,203
Collegiate marketing and production services			97
Association management services			16
Wireless	8,883	8,129	7,507

	51,302	52,883	53,823
Expenses:
Operating expenses before depreciation, amortization and loss on disposal of assets, net:
Publishing	29,461	31,546	34,228
Collegiate marketing and production services			101
Association management services			12
Wireless	6,625	6,433	6,336
Corporate and administrative	1,358	1,400	1,452
Depreciation	1,933	1,514	1,530
Amortization and impairment of intangible assets	425	55	3,216

Loss (gain) on disposal of assets, net	386	403	(432)

	40,188	41,351	46,443

Operating income	11,114	11,532	7,380

Other income (expense):
Interest expense related to Series B preferred stock			(1)
Interest expense, other	(30)	(3)	(236)
Debt issue cost amortization			(3)
Miscellaneous income, net	53	37

Income before income taxes	11,137	11,566	7,140

Income tax expense	4,208	4,311	2,723

Net income	6,929	7,255	4,417

Series A preferred stock dividends accrued			(3)

Net income available to common stockholders	$6,929	$7,255	$4,414

Basic and diluted per share information:
Net income available to common stockholders	$1.42	$1.49	$0.91
Weighted average shares outstanding	4,870	4,870	4,871
The accompanying notes are an integral part of these combined and consolidated financial statements.

TRIPLE CROWN MEDIA, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands)

			Additional		Total
	Owner’s Net	Common	Paid-In	Accumulated	Stockholders’
	Investment	Stock	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2003	$30,375	$	$	$	$30,375

Net income	6,929				6,929
Net transfers to Gray Television, Inc.	(8,050)				(8,050)

Balance as of December 31, 2003	29,254				29,254

Net income	7,255				7,255
Net transfers to Gray Television, Inc.	(6,709)				(6,709)

Balance as of December 31, 2004	29,800				29,800

Net income	4,482			(65)	4,417
Net transfers to Gray Television, Inc.	(4,895)				(4,895)
Common stock issued in Spin-off (4,870 shares)		5			5
Increase in deferred income taxes for Gray’s tax gain on Spin-off	4,855				4,855
Distribution to Gray under terms of Spin-off	(44,600)				(44,600)
Reclassify owner’s net investment to accumulated deficit	10,358			(10,358)	—
Common stock issued in Merger transaction (258 shares)		0	3,211		3,211
Series A preferred dividends accrued				(3)	(3)

Balance as of December 31, 2005	$0	$5	$3,211	$(10,426)	$(7,210)

The accompanying notes are an integral part of these combined and consolidated financial statements.

TRIPLE CROWN MEDIA, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2003	2004	2005
Operating activities:

Net income	$6,929	$7,255	$4,417

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,933	1,514	1,530
Amortization and impairment charges	425	55	3,219
Loss (gain) on disposal of assets, net	386	403	(432)
Deferred income taxes	973	1,121	(22)
Changes in operating assets and liabilities:
Accounts receivable	(235)	(360)	205
Inventories	(343)	420	169
Other current assets	(31)	1	(28)
Accounts payable and accrued expenses	255	127	477
Accrued income taxes	197	(102)
Deferred revenue	(115)	(214)	(251)
Other assets and liabilities	12	1	157

Net cash provided by operating activities	10,386	10,221	9,441

Investing activities:

Purchases of property and equipment	(1,809)	(3,381)	(2,166)
Proceeds from asset sales	6	55	1,459
Acquisition of business, net of cash acquired			(73,928)
Other	(25)	5

Net cash used in investing activities	(1,828)	(3,321)	(74,635)

Financing activities:

Proceeds from borrowings on revolving line of credit			1,939
Proceeds from borrowings on long-term debt			120,000
Distributions paid to Gray Television, Inc.			(43,953)
Other transfers to Gray Television, Inc., net	(8,050)	(6,709)	(8,103)
Repayments of borrowings on debt	(68)	(56)
Debt issue costs			(3,888)

Net cash provided by (used in) financing activities	(8,118)	(6,765)	65,995

Increase (decrease) in cash and cash equivalents	440	135	801

Cash and cash equivalents, beginning of period	97	537	672

Cash and cash equivalents, end of period	$537	$672	$1,473

The accompanying notes are an integral part of these combined and consolidated financial statements.

TRIPLE CROWN MEDIA, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
     Until December 30, 2005, Triple Crown Media, Inc., or the Company, was comprised of the newspaper publishing and GrayLink wireless businesses owned and operated by Gray Television, Inc., or Gray, operating as wholly-owned subsidiaries or divisions of Gray.
     On December 30, 2005, Gray distributed to each common stockholder of Gray’s common stock one share of our common stock for every ten shares of Gray common stock held by the Gray common stockholder. As a result, the Company became a separate, stand-alone entity, independent of Gray. We refer to this series of transactions as the Spin-off.
     Immediately following the Spin-off, and also on December 30, 2005, Bull Run Corporation was merged into a wholly-owned subsidiary of our Company, in a transaction referred to as the Merger. Under the terms of the Merger, each Bull Run common stockholder received .0289 shares of our common stock in exchange for each share of Bull Run common stock owned by the Bull Run common stockholder; holders of Bull Run’s series D preferred stock and a certain holder of Bull Run’s series E preferred stock received shares of our series A redeemable, convertible preferred stock for their shares of Bull Run preferred stock and accrued dividends thereon; certain other holders of Bull Run’s series E preferred stock had their shares redeemed in cash at the liquidation value of those shares; the holder of Bull Run series F preferred stock received shares of our common stock for his shares of Bull Run preferred stock and accrued dividends thereon; and a significant stockholder of Bull Run who had advanced cash to Bull Run prior to the Merger received shares of our series B redeemable preferred stock in exchange for settlement of Bull Run’s liabilities payable to him. See Note 3 for further discussion of the Merger.
     Following the consummation of the Merger on December 30, 2005, our Company is now comprised of the Newspaper Publishing and GrayLink Wireless segments formerly owned and operated by Gray, plus Bull Run’s Collegiate Marketing and Production Services business segment and Association Management Services business segment, both of which are operated by a wholly-owned subsidiary, Host Communications, Inc., or Host.
     Hereinafter, all references to Triple Crown Media, Inc., the “Company,” “TCM,” “we,” “us,” or “our” in these footnotes refer to the combined businesses.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation — The accompanying combined financial statements for the year ended December 31, 2003, and as of and for the years ended December 31, 2004 and 2005, were derived from the financial statements and accounting records of Gray using the historical results of operations and historical basis of the assets and liabilities of our businesses and include those assets, liabilities, revenues, and expenses directly attributable to our operations and allocations of certain Gray corporate expenses to us. These amounts were allocated to us on the basis that is considered by us and Gray to reflect most fairly or reasonably the utilization of the services provided to, or the benefits received by, us. We believe the methods used to allocate these amounts were reasonable. All significant intercompany accounts and transactions were eliminated.
     The accompanying consolidated financial statements as of and for the year ended December 31, 2005, reflecting the effects of the Spin-off and Merger, include the accounts of our Company and its wholly owned subsidiaries, including those acquired in the Merger, after elimination of intercompany accounts and transactions. The results of operations for the year ended December 31, 2005 include the combined operating results for 364 days as part of Gray through the date of the Spin-off and the consolidated operating results as a stand-alone company for the one day after the Spin-off.
     The financial information included herein is not necessarily indicative of our future financial position, results of operations, or cash flows, nor is it necessarily indicative of what the financial position, results of operations, or cash flows would have been had we operated as a stand-alone entity during the periods prior to the Spin-off. The combined financial statements also do not reflect the many significant changes that have occurred in our operations as a result of becoming a stand-alone public entity following close of business on December 30, 2005, although the consolidated balance sheet presented as of December 31, 2005 does reflect our Company’s financial position as a stand-alone entity.
     Use of Estimates — The preparation of the combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Revenue Recognition and Rights Fee Expenses — Newspaper publishing revenue is generated primarily from circulation and advertising revenue. Advertising revenue is billed to the customer and recognized when the advertisement is published. We bill our customers in advance for newspaper subscriptions and the related revenues are recognized over the period the service is provided on a straight-line basis.
     Revenue derived by our collegiate marketing and production services segment and association management services segment are recognized as the services are rendered, and consist primarily of advertising revenues in connection with broadcast and print media sold by us, the rights to which are generally acquired by us under multi-media rights agreements with collegiate institutions or associations. Advertising revenues are recognized when the event occurs or the publication is publicly distributed. In addition, to a lesser extent, we derive revenue from corporate sponsorship and licensing arrangements, association management fees, radio station rights fees, sales of commercial printing and other miscellaneous revenues generated from product sales and production services. Corporate sponsorships related to specific events are recognized when the event occurs or the events occur. Corporate sponsor license fee revenue that is not related to specific events is recognized evenly over the term of the licensing arrangement. Association management fees are recognized over the term of the contract year as the related services are performed. Radio station rights fees are recognized ratably as the games as to which those rights relate are broadcast. Sales of commercial printing and other product sales are recognized when title passes to the customer, or in the case of vending revenues, when the game is played.
     In certain circumstances, we enter into contractual arrangements with associations or institutions that we represent in various capacities which involve payment of guaranteed rights fees. Guaranteed rights fee expense that is not related to specific events is recognized evenly over each annual term specified in the contract. Our contractual arrangements with associations or institutions may also involve net profit sharing arrangements based on the net profit associated with services rendered under the contract. Profit split expense is accrued over the contract period, based on estimates, and is adjusted at the end of the contract term in order to reflect the actual profit split. Estimates used in the determination of profit split expense are updated monthly and adjusted to actual when the profit split settlement is determined at the end of each contract year.
     Wireless revenue results primarily from the sale of pagers, cellular telephones and related services. We bill our customers in advance for wireless services and the related revenues are recognized on a straight-line basis over the period the service is provided. Revenue from the sale of cellular telephones and pagers is recognized at the time of sale.

     Barter Transactions — We account for trade barter transactions involving the exchange of tangible goods or services with our customers. The revenue is recorded at the time the customer’s advertisement is printed, broadcast or otherwise displayed or at the time the wireless service is utilized by the customer. Expense is recorded at the time the goods or services received in exchange are used by us. The revenue and expense associated with these transactions are based on the fair value of the assets or services received. A summary of our trade barter revenue and expense is as follows:

	Year Ended December 31,
	2003	2004	2005
Trade barter revenue	$427	$455	$600
Trade barter expense	(540)	(508)	(665)

	$(113)	$(53)	$(65)

     Advertising Expense — Advertising expense is expensed immediately when incurred, except for prepaid telephone listings for our Wireless retail locations, which is expensed over the one-year life of the publication. Prepaid advertising was $38 and $40 as of December 31, 2004 and 2005, respectively. Our advertising expense is summarized as follows:

	Year Ended December 31,
	2003	2004	2005
Newspaper publishing	$78	$127	$94
Wireless	188	118	126

	$266	$245	$220

     Cash and Cash Equivalents — Cash equivalents consist of highly liquid investments that are readily convertible to known amounts of cash and have a maturity of three months or less when purchased. Our cash and cash equivalents were held by a single major financial institution until the Spin-off, and by primarily two major financial institutions thereafter; however, risk of loss is mitigated by the size and the financial health of the institutions.
     Accounts Receivable and Credit Risk — Accounts receivable include customer billings on invoices issued by us, and to a lesser extent, unbilled receivables for contracted services billed after the service is rendered or the revenue is earned. In the collegiate marketing and production services segment, in certain situations, we may invoice certain customers 30 to 60 days in advance, in which case, revenue is deferred until earned. Likewise, our newspaper and paging services subscribers may also be billed in advance.
     Our newspaper publishing business provides print advertising and our collegiate marketing and production services business provides radio and television broadcast, print and signage advertising, to national and local advertisers within the geographic areas in which we operate. Credit is extended based on an evaluation of our customer’s financial condition, and generally advance payment is not required. Credit losses are provided for in the financial statements and consistently have been within management’s expectations.
     We perform ongoing credit evaluations of our customers’ financial condition and we require no collateral from our customers. The allowance for doubtful accounts represents our best estimate of the accounts receivable that will be ultimately collected, based on, among other things, historical collection experience, a review of the current aging status of customer receivables, and a review of specific information for those customers deemed to be higher risk. We evaluate the adequacy of the allowance for doubtful accounts on at least a quarterly basis. Unfavorable changes in economic conditions might impact the amounts ultimately collected from advertisers and corporate sponsors and therefore may result in changes to the estimated allowance. Once an account is considered uncollectible or otherwise settled with a customer, the uncollectible amount is charged against the allowance for doubtful accounts. Changes in our allowance for doubtful accounts are as follows:

	Year Ended December 31,
	2003	2004	2005
Balance at beginning of period	$186	$147	$214
Addition of acquired business			341
Provision for bad debts	160	305	176
Write-offs	(199)	(238)	(223)

Balance at end of period	$147	$214	$508

     Inventories — Inventories are stated at the lower of cost or market. Newspaper publishing inventories consist principally of newsprint and printing supplies. Inventories related to the collegiate marketing and production services segment and association management segment consist primarily of materials and supplies associated with Host’s printing operations. Wireless inventories consist of wireless electronic devices and related supplies. Inventories are accounted for using the average cost method. We do not record an allowance for inventory obsolescence because our existing newsprint inventories and Host printing inventories are generally utilized in revenue producing activities within approximately 30 and 60 days, respectively, of their initial purchase and we believe any obsolescence allowances relating to our wireless inventory would be immaterial. Inventory amounts are as follows:

	December 31,
	2004	2005
Publishing inventories	$718	$502
Collegiate marketing and production services inventories		801
Wireless inventories	383	429

	$1,101	$1,732

     Property and Equipment — Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method. Buildings, improvements and equipment are generally depreciated over estimated useful lives of 30 to 35 years, 10 to 15 years and 3 to 10 years, respectively. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period.
     Income Taxes — We account for income taxes under Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     Stock-Based Compensation — We accounted for stock-based compensation prior to the Spin-off using APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of TCM’s stock and the exercise price. In accordance with APB 25, Gray elected not to record compensation expense associated with qualified stock options for Gray common stock granted to our employees prior to the Spin-off. There were no grants of options for our common stock during the periods presented in these financial statements. Effective January 1, 2006, we will account for stock-based compensation using SFAS Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended, which will result in the recognition of compensation expense for stock-based compensation.
     Had compensation expense related to outstanding options for Gray common stock prior to the Spin-off been determined based on the fair value at the grant dates consistent with SFAS 123, net income (loss) available to common stockholders and earnings per share would be as reflected below:

	Year Ended December 31,
	2003	2004	2005
Net income available to common stockholders, as reported	$6,929	$7,255	$4,414
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(155)	(70)	(31)

Net income available to common stockholders, pro forma	$6,774	$7,185	$4,383

Net income available to common stockholders per share:
Basic and diluted, as reported	$1.42	$1.49	$0.91
Basic and diluted, pro forma	$1.39	$1.48	$0.90
     The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2004 and 2005 respectively: risk-free interest rates of 3.14%, 3.53% and 3.81%; dividend yields of 0.71%, 0.90% and 0.86%; volatility factors of the expected market price of Gray’s common stock of 0.30, 0.30 and 0.30; and a weighted-average expected life of the options of 4.1, 3.4 and 3.0 years.
     Valuation and Impairment Testing of Intangible Assets — In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we do not amortize goodwill and certain intangible assets with indefinite useful lives. Instead, SFAS 142 requires that we review goodwill and intangible assets deemed to have indefinite useful lives for impairment on at least an annual basis. We perform our annual impairment review during the fourth quarter of each year or whenever events or changes in circumstances indicate that such assets might be impaired.
     Prior to the Merger, we had relatively few intangible assets aside from our FCC licenses and goodwill, each of which is required to be considered an indefinite-lived asset. Accordingly, we do not amortize these assets. Other separately identified definite-lived intangible assets prior to the Merger included certain consulting and non-compete agreements, advertising contracts, employment agreements and trademarks, all of which were fully amortized by December 31, 2004. In the Merger, we acquired other definite-lived intangible assets, including customer relationships, trademarks and tradenames. These assets are being amortized, beginning with the one day period of December 31, 2005, over their estimated useful lives. Customer relationships are amortized using an accelerated method over a period of 15 years, based on the estimated future economic benefit. Trademarks and tradenames are being amortized over 6 and 15 years, respectively, using a straight-line method, which approximates the estimated future economic benefit.
     For purposes of testing goodwill impairment, each of the Gwinnett Daily Post, Goshen News and Rockdale/Newton Citizen, and our recently-acquired Collegiate Marketing and Production Services business and our Association Management Services business are each considered separate reporting units. There is no recorded goodwill associated with the Albany Herald or the GrayLink Wireless business.
     The impairment analysis is based on the Company’s estimates of the net present value of future cash flows derived from each reporting unit in order to determine the estimated market value. The determination of estimated market value requires significant management judgment including estimating operating cash flow to be derived in each reporting unit beyond the next three years, changes in working capital, capital expenditures and the selection of an appropriate discount rate. Factors potentially leading to a reduction of the estimated net present value of future cash flows could include (i) the loss of significant customers or contracts, (ii) significantly less favorable terms of new contracts and contract renewals, and (iii) prolonged economic downturns affecting advertising spending.
     We review each reporting unit for possible goodwill impairment by comparing the estimated market value of each respective reporting unit to the carrying value of that reporting unit’s net assets. If the estimated market values exceed the net assets, no goodwill impairment is deemed to exist. If the fair value of the reporting unit does not exceed the carrying value of that reporting unit’s net assets, goodwill impairment is deemed to exist. We then perform, on a notional basis, a purchase price allocation applying the guidance of Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) by allocating the reporting unit’s fair value to the fair value of all tangible and identifiable intangible assets residual fair value representing the implied fair value of goodwill of that reporting unit. The carrying value of goodwill for the reporting unit is written down to this implied value.
     At the September 2004 meeting of the Emerging Issues Task Force (“EITF”) and the Staff of the U.S. Securities and Exchange Commission (referred to herein as the SEC), the SEC Staff clarified its position on the use of the residual method for valuation of acquired assets other than goodwill which is referred to as topic D-108. The SEC Staff stated that the residual method does not comply with the requirements of SFAS No. 141 when used to value certain intangible assets that arise from legal or contractual rights. Accordingly, the SEC Staff stated that the residual method should no longer be used to value intangible assets other than goodwill. Under these rules, we are required to apply the income approach for such assets acquired in business combinations completed after September 29, 2004. FCC licenses acquired by us prior to January 1, 2002 were valued using the residual value methodology. During the first quarter of 2005, we adopted the income approach, as required by the SEC, and performed a valuation assessment of our FCC licenses using the income approach. Adoption of this provision did not materially effect our financial statements.
     Accounting for Derivatives — We use interest rate swap agreements to hedge exposure to interest rate fluctuations on our variable rate debt, designating these swaps as cash flow hedges of anticipated interest payments. These hedging activities may be transacted with one or more highly-rated institutions, reducing the exposure to credit risk in the event of nonperformance by the counter-party to the swap agreement.
     The fair value of the swap agreement will be recognized on the balance sheet as an asset or liability, with the offset recorded in accumulated other comprehensive income net of income taxes. Any changes in the market value of the swaps are adjusted to the asset or liability account and recorded net of the related income taxes in other comprehensive income, except to the extent that the swap is considered ineffective. To the extent that the swap is considered ineffective, changes in market value of the swap are recognized as a component of interest expense in the period of the change.
     As of December 31, 2005, we were not engaged in any interest rate swap agreements. However, in February 2006, we entered into an interest rate swap agreement effective in June 2006 and terminating in March 2009. Under the agreement, we will be converting a notional amount of $60 million of floating rate debt (currently bearing interest at LIBOR plus the currently applicable margin of 3.25%) to fixed rate debt, bearing interest at 5.05% plus the applicable margin.
     Gray Television, Inc. Net Investment — Gray Television, Inc. net investment represents the cumulative investments in, distributions from, and income and losses generated by our operations until the Spin-off. We began reporting retained earnings (accumulated deficit) in separate capital accounts as of the date of the Spin-off.
     Comprehensive Income (Loss) — Comprehensive income equals net income for all periods presented.
     Earnings (Loss) Per Share — Basic earnings (loss) per share excludes any dilutive effects of stock options, convertible preferred stock and accrued preferred stock dividends potentially paid in common stock. In periods where they are anti-dilutive, such amounts are excluded from the calculation of dilutive earnings (loss) per share.
     The number of shares used to calculate basic earnings per share in the Combined Statements of Operations for fiscal periods prior to the Spin-off was based on the 4,870,000 shares of our common stock issued in connection with the Spin-off.
3. ACQUISITION OF BULL RUN CORPORATION
     On December 30, 2005, we acquired Bull Run Corporation pursuant to the terms of an Agreement and Plan of Merger dated as of August 2, 2005. The Merger was consummated because we believed that the strategic, market and growth prospects of the combined company exceed those achievable by our company before the Merger given Bull Run’s existing management and corporate infrastructure, and the growth prospects of Bull Run’s businesses.
     Aggregate consideration paid in connection with our acquisition of Bull Run Corporation, net of cash acquired, was approximately $29,622, which included common stock (totaling 258,000 shares) valued at $3,173, and series A and series B preferred stock totaling 20,890 and 6,050 shares, respectively, valued at $16,760 and $4,380, respectively. The aggregate consideration paid was as follows:

Bull Run debt repaid at closing	$72,124
Common and preferred stock issued	24,313
Redemption of Bull Run preferred stock	2,825
Assumption of Bull Run operating liabilities	2,484
Cash acquired at closing	(1,022)

$100,724

     Beginning December 31, 2005, the day immediately following the effective date of the Merger, the financial results of Bull Run have been consolidated with those of our business. The Merger has been accounted for under the purchase method of accounting, whereby a preliminary valuation of the assets and liabilities of the merged business have been included as of the closing of business on December 30, 2005, based on an allocation of the purchase price. Such preliminary estimates will be adjusted once final valuations are derived, with any adjustment also affecting the carrying value of goodwill. The excess of the purchase price over assets acquired of approximately $68.9 million has been recorded as goodwill.

     The estimated fair values of assets and liabilities acquired under the Merger are summarized as follows:

Receivables	$16,877
Other current assets	1,791
Property and equipment	4,044
Goodwill	68,948
Customer base and trademarks	17,700
Other noncurrent assets	2,534
Deferred income taxes	15,744
Accounts payable and accrued expenses	(19,594)
Deferred revenue	(5,196)
Other noncurrent liabilities	(2,124)

$100,724

     Pro forma operating results for the years ended December 31, 2004 and 2005, assuming the Merger had been consummated as of January 1, 2004 and 2005, respectively, would have been as follows:

	(Unaudited)
	Year Ended December 31,
	2004	2005
Operating revenues	$112,668	$119,502
Operating income (loss)	$11,575	$6,817
Loss from continuing operations	$(583)	$(3,438)
Net loss	$(5,771)	$(3,402)
Net loss available to common stockholders	$(6,855)	$(4,486)

Per share, basic and diluted:
Net loss available to common stockholders	$(1.34)	$(0.87)
Pro forma weighted average shares outstanding	5,129,000	5,129,000
     The pro forma net income (loss) includes a noncash intangibles impairment charge of approximately $3.3 million and $3.2 million for the years ended December 31, 2004 and 2005, respectively. The pro forma weighted average shares outstanding is determined based on the number of shares of our common stock issued in connection with the Spin-off and the Merger. These pro forma results are not necessarily indicative of actual results that might have occurred had the operations and management of the merged companies been combined in prior years.
4. CORPORATE AND ADMINISTRATIVE EXPENSE
     For the years ended December 31, 2003 and 2004, and for the period January 1, 2005 to December 30, 2005, our costs and expenses include allocations from Gray for centralized legal, accounting, treasury, real estate, information technology, engineering, and other Gray corporate services and infrastructure costs. These allocations have been determined on the basis that we and Gray considered to be reasonable reflections of the utilization of services provided to, or the benefits received by, us as wholly-owned subsidiaries of Gray during these periods. The basis for allocation included specifically identifying those elements that were not applicable to our operations and the remaining costs were allocated on the basis of revenue. Allocated costs totaled $1,358, $1,400 and $1,443 in the years ended December 31, 2003, 2004 and 2005, respectively. Prior to the Spin-off, Gray provided all capitalization for us.

5. TRANSACTIONS WITH AFFILIATED COMPANIES
     Insurance Contract with Georgia Casualty & Surety Co. — Effective December 30, 2005 following the Spin-off, we obtained certain workers’ compensation insurance coverage under an insurance contract with Georgia Casualty & Surety Co., which is a wholly-owned subsidiary of Atlantic American Corporation, a publicly traded company in which J. Mack Robinson (a significant shareholder of our Company) and certain of his affiliates have a substantial ownership interest, and a company of which Hilton H. Howell, a member of our board of directors and Mr. Robinson’s son-in-law, is an executive officer. Prior to the Spin-off Gray had a similar insurance contract with the same company. For the years ended December 31, 2003, 2004 and 2005 our workers’ compensation insurance expense attributable to Gray’s insurance contract with Georgia Casualty was approximately $209, $193 and $155, respectively.
     Rights-Sharing Agreement with Gray — Through a rights-sharing agreement by and between Host and Gray, effective prior to the Merger, we participate jointly with Gray in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities of one university. In Host’s role under the agreement with Gray, Host manages the preponderance of the revenue-generating and sales fulfillment activities and provides all administrative functions for Host and Gray. As a result, Host recognized the total revenues derived and expenses incurred in connection with services performed on behalf of the university, and Host expensed the amounts paid to Gray under the rights-sharing agreement as a rights fee. In April 2005, Host, Gray and the university entered into a new agreement for expanded sports marketing rights for an initial seven year term with an option to extend the license for three additional years. At the same time, Host and Gray entered into a new rights sharing agreement for the same 10-year period. Under the April 2005 agreement with Gray, subsequent to the Merger, we continue to recognize the total revenues derived and total expenses incurred in connection with services performed on behalf of the university, and expense amounts payable to Gray as a component of our rights fee expense. The amount payable to Gray will be 50% of the profit to be derived from these marketing activities, as determined at the conclusion of each contract year. Gray will also bear 50% of any losses. The new agreement with Gray also requires Gray to pay to the university 50% of the rights fees payable under the contract with the university as each rights fee installment payment becomes due. Such amounts paid by Gray during the contract year will be added to the annual settlement amount between us and Gray. As of December 31, 2005, accrued fees payable to Gray under the current rights-sharing agreement and predecessor agreements were $3,034, of which, $1,334 was paid to Gray by February 28, 2006. Our relationship with Gray is described further in other notes to these combined financial statements.
6. GOODWILL AND INTANGIBLE ASSETS
     Approximately $21.6 million and $104.2 million, or 55% and 61%, of our total assets as of December 31, 2004 and 2005, respectively, consists of unamortized intangible assets, FCC licenses and goodwill. In the period January 1, 2005 through December 30, 2005, a $3.2 million impairment charge was necessary to reduce the carrying value of our FCC licenses to net realizable value. This charge was determined based on an independent valuation conducted as of December 30, 2005 using the income approach discussed in Note 2.

     A summary of changes in our goodwill and other intangible assets for the years ended December 31, 2004 and 2005, by business segment is as follows:

	Net Amount at		Net Amount at
	December 31,		December 31,
	2003	Amortization	2004
Goodwill:
Publishing	$16,779		$16,779

FCC licenses:
Wireless	$4,829		$4,829

Definite lived intangible assets:
Publishing	$50	$(50)	$0
Wireless	5	(5)	0

	$55	$(55)	$0

Total intangible assets net of accumulated amortization	$21,663	$(55)	$21,608

	Net Amount at	Acquisitions			Net Amount at
	December 31,	and			December 31,
	2004	Dispositions	Impairments	Amortization	2005
Goodwill:
Publishing	$16,779	$			$16,779
Collegiate Marketing and Production Services		53,935			53,935
Association Management		15,013			15,013

	$16,779	$68,948			$85,727

FCC licenses:
Wireless	$4,829	$(823)	$(3,206)		$800

Definite lived intangible assets:
Collegiate Marketing and Production Services		$12,170		$(4)	$12,166
Association Management		5,530		(3)	5,527

		$17,700		$(7)	$17,693

Total intangible assets net of accumulated amortization	$21,608	$85,825	$(3,206)	$(7)	$104,220

     As of December 31, 2004 and 2005, our intangible assets and related accumulated amortization consisted of the following:

	As of December 31, 2004			As of December 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible asset not subject to amortization:
FCC licenses	$7,326	$(2,497)	$4,829	$6,503	$(5,703)	$800
Goodwill	18,778	(1,999)	16,779	87,726	(1,999)	85,727

	$26,104	$(4,496)	$21,608	$94,229	$(7,702)	$86,527

Other definite lived intangible assets subject to amortization	$3,105	$(3,105)	$—	$17,700	$(7)	$17,693

Total intangibles	$29,209	$(7,601)	$21,608	$111,929	$(7,709)	$104,220

     We recorded amortization expense for the years ended December 31, 2003, 2004 and 2005 of $425, $55 and $7, respectively, and the impairment charge of $3,206 in the year ended December 31, 2005. Amortization expense is expected to approximate $2.3 million, $2.3 million, $2.0 million, $1.7 million and $1.5 million over each of the five years from 2006 through 2010, respectively.
7. ACCRUED EXPENSES
     Accrued expenses consist of the following:

	December 31,
	2004	2005
Compensation and related costs	$1,417	$2,248
Guaranteed rights fees and profit splits		8,203
Other accrued liabilities	360	4,869

	$1,777	$15,320

8. LONG-TERM DEBT
     There was no long-term debt outstanding as of December 31, 2004. Long-term debt outstanding as of December 31, 2005 consists of the following:

First lien senior term loan	$90,000
Second lien senior term loan	30,000
First lien revolving credit facility	1,939

$121,939

     Future principal payment obligations of long-term debt are as follows:

Year	Total

2006	$2,839
2007	900
2008	900
2009	900
2010	116,400

$121,939

     On December 30, 2005, we entered into (i) a First Lien Secured Credit Agreement and (ii) a Second Lien Senior Secured Credit Agreement with Wachovia Bank, National Association, among others. The First Lien Secured Credit Agreement provides for a senior secured revolving credit facility in the aggregate principal amount of $20,000, which matures on December 30, 2009 (which we refer to as the “First Lien Revolving Credit Facility”) and a senior secured term loan facility in an aggregate principal amount of $90,000, which matures on June 30, 2010 (which we refer to as the “First Lien Term Loan Facility”). The Second Lien Credit Agreement provides for a senior secured term loan facility in the aggregate principal amount of up to $30,000, which matures on December 30, 2010 (which we refer to as the “Second Lien Credit Facility” and, together with the First Lien Credit Facility, collectively as the “Credit Facilities”). Proceeds of the Credit Facilities were used to fund a $40,000 cash distribution to Gray in connection with the Spin-off, refinance all of Bull Run’s long-term debt in connection with the Merger, pay the cash portion of the Merger consideration, and pay transaction costs.
     Amounts under the First Lien Revolving Credit Facility may be borrowed, repaid and reborrowed by the Company from time to time until maturity. Interest for borrowings under the

First Lien Credit Facility is currently based, at our option, on either (a) 2.25% per annum plus the higher of (1) the prime rate of interest announced or established by Wachovia from time to time, and (2) the Federal funds rate plus 0.50% per annum (the “Base Rate”) or (b) 3.25% per annum plus the applicable LIBOR rate for Eurocurrency borrowings. If and when we meet certain leverage ratio criteria as set forth in the First Lien Secured Credit Agreement, our interest rate may decline at         .25% increments to (a) 1.50% per annum above the Base Rate or (b) 2.50% per annum above the applicable LIBOR rate for Eurocurrency borrowings. We currently anticipate that we will not qualify for a reduction in our Base Rate of LIBOR applicable margins of 2.25% and 3.25%, respectively, for at least the next year. Interest under the Second Lien Credit Facility is based upon (a) 8.00% per annum above the Base Rate or (b) 9.00% per annum above the applicable LIBOR rate for Eurocurrency borrowings.
     Our term loan facilities under the First Lien Term Loan Facility and the Second Lien Credit Facility were fully drawn on the closing date, and $1,939 of the First Lien Revolving Credit Facility was drawn at closing. The credit facility is collateralized by substantially all of our assets.
     Our Credit Facilities contain affirmative and negative covenants and financial ratios customary for financings of this type, including, among other things, limits on the incurrence of debt or liens, a limit on the making of dividends or distributions, provision for mandatory prepayments under certain conditions, limitations on transactions with affiliates and investments, a limit on the ratio of debt to earnings before interest, income taxes, depreciation, and amortization, as adjusted for certain non-cash and nonrecurring items (which we refer to as “EBITDA”), a limit on the ratio of EBITDA to fixed charges, and a limit to the ratio of EBITDA to all cash interest expense on all debt. The Credit Facilities contain events of default customary for facilities of this type (with customary grace periods, as applicable) and provide that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payment of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreements shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate.
9. INCOME TAXES
     Income tax expense in our combined financial statements has been determined on a separate tax return basis. Federal and state income tax expense is summarized as follows:

	Year Ended December 31,
	2003	2004	2005
Current:
Federal	$2,724	$2,686	$2,432
State and local	511	504	313
Deferred	973	1,121	(22)

	$4,208	$4,311	$2,723

     As a result of the gain recognized by Gray on the Spin-off, we increased the tax basis in our assets by approximately $12,800, thereby increasing our deferred tax assets by approximately $4,800. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2004	2005
Deferred tax assets:
Allowance for doubtful accounts	$82	$193
Reserves against nonoperating receivables		2,409
Accrued expenses		1,054
Net operating loss carryforward		28,622
Business credit carryforward		116
Alternative Minimum Tax credit carryforward		490

Total deferred tax assets	82	32,884

Deferred tax liabilities:
Net book value of property and equipment	(1,147)	(1,413)
FCC licenses, goodwill and other intangibles	(588)	(2,535)
Other		(260)

Total deferred tax liabilities	(1,735)	(4,208)

Net deferred tax assets (liabilities) before valuation allowance	(1,653)	28,676
Valuation allowance		(9,485)

Deferred tax assets (liabilities), net	$(1,653)	$19,191

     Our effective tax rate in future periods may differ from that experienced prior to the Spin-off, which was based on a separate return allocation of income taxes to us by Gray. A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the combined and consolidated financial statements is as follows:

	Year Ended December 31,
	2003	2004	2005
Statutory federal rate applied to income before income taxes	$3,787	$3,933	$2,428
State and local taxes, net of federal tax benefit	337	333	257
Other items, net	84	45	38

Income tax expense	$4,208	$4,311	$2,723

10. PREFERRED STOCK
     As of December 31, 2005, 20,890 shares of our series A redeemable, convertible preferred stock (which we refer to as Series A Preferred Stock) were outstanding, having an aggregate face value of $20,890 and a carrying value of $16,760 at issuance, all of which are convertible into shares of our common stock (a) at the holder’s option, at any time after December 30, 2006, or (b) at our option, upon a change of control or liquidation event at a conversion price equal to a 40% premium above the 30-day average trading price of our common stock for the period beginning on June 30, 2006. Each holder of the Series A Preferred Stock is entitled to receive dividends at an annual rate of $40 per share in cash or in additional shares of Series A Preferred Stock, at our option. We currently do not anticipate that cash dividends will be paid for the foreseeable future. The liquidation and redemption price of the Series A Preferred Stock is $1,000 per share and dividends are cumulative. We have the option to redeem the Series A Preferred Stock at any time after December 30, 2010 at the liquidation value, which includes accrued dividends, but in any case we are required to redeem all outstanding Series A Preferred Stock on or prior to August 2, 2020. As of December 31, 2005, all outstanding shares of Series A Preferred Stock were held by Mr. J Mack Robinson, who also beneficially owns approximately 10% of our common stock.

     As of December 31, 2005, 6,050 shares of our series B convertible preferred stock (which we refer to as Series B Preferred Stock) were outstanding, having an aggregate face value of $6,050 and a carrying value of $4,380 at issuance, all of which are convertible into shares of our common stock at our option, upon a change of control or liquidation event at a conversion price equal to a 40% premium above the 30-day average trading price of our common stock for the period beginning June 30, 2006. Each holder of the Series B Preferred Stock is entitled to receive dividends at an annual rate of $60 per share in cash or in additional shares of Series B Preferred Stock, at our option. We currently do not anticipate that cash dividends will be paid for the foreseeable future. The liquidation and redemption price of the Series B Preferred Stock is $1,000 per share and dividends are cumulative. We have the option to redeem the Series B Preferred Stock at any time after December 31, 2010 at the liquidation value, which includes accrued dividends, but in any case we are required to redeem all outstanding Series B Preferred Stock on or prior to August 2, 2021. As of December 31, 2005, all shares of Series B Preferred Stock were held by Mr. Robinson.
     All shares of preferred stock rank, as to payment of dividends and as to distribution of assets upon liquidation or dissolution of our Company, on a parity with all other currently issued preferred stock and any preferred stock issued by us in the future, and senior to our currently issued common stock and common stock issued in the future. The difference between the carrying value and face value of each series of preferred stock will be accreted using the interest method through the applicable mandatory redemption date of the series of preferred stock.
11. STOCK OPTIONS AND OTHER EQUITY COMPENSATION PLANS
     Our 2005 Long Term Incentive Plan, referred to as the 2005 Incentive Plan, reserves 1,000,000 shares of our common stock for issuance of stock options, restricted stock awards, stock appreciation rights and performance awards. The terms and condition of such awards are determined at the sole discretion of our board of directors or a committee designated by the Board to administer the plan. There were no options granted under the 2005 Incentive Plan in 2005.
     In February 2006, each of the seven members of our board of directors received an award of 5,000 shares of our common stock, subject to a vesting schedule whereby 1,000 shares vest annually as of each December 31 from December 31, 2006 through 2010.
     As a result of the Merger and the resulting exchange of options to purchase Bull Run common stock for options to purchase shares of our common stock, certain of our employees hold options to acquire shares of our common stock at an exercise price ranging from $40.14 to $1,513.85 per share. All of these options were fully vested as of the date of the Merger. As of December 31, 2005, options for 1,227 shares having a weighted average option price of $571.87 per share expire in 0.3 years; options for 2,312 shares having an option price of $467.13 expire in 5.3 years; options for 1,251 shares having an option price of $363.33 per share expire in 5.6 years; and options for 2,306 shares having an option price ranging from $40.14 to $1,513.85 expire at various dates through 2014.
12. EMPLOYEE BENEFIT PLANS
     Effective January 1, 2006, we began providing retirement benefits to substantially all of our employees with one or more years of service, in the form of a plan referred to as the TCM 401k Plan, intended to meet the requirements of section 401(k) of the Internal Revenue Code of 1986. Under the TCM 401k Plan, our employees may contribute up to the maximum allowable under federal law, and the Company will match up to 50% of the first 6% contributed by the employee, in the form of contributions of our common stock.

     Prior to the Spin-off, Gray offered a similar 401k retirement plan that included both matching and voluntary employer contributions, made in the form of Gray common stock, for employees that participated in the plan. Bull Run also provided a 401k retirement plan to its employees prior to the Merger. In January 2006, the assets of the Gray plan, including outstanding employee loans, were transferred into the TCM 401k Plan, and the Bull Run 401k plan was merged into the TCM 401k Plan.
     Total contributions under the Gray 401k plan prior to the Spin-off, recorded by us as an expense, totaled $284, $370 and $362 for the years ended December 31, 2003, 2004 and 2005, respectively. These contributions included a voluntary contribution authorized by Gray in addition to the matching contribution, equal to 1% of each participant’s earnings in 2003, and 2% of each participant’s earnings in 2004 and 2005, prior to the Spin-off.
     Certain of our eligible employees participate in a defined benefit pension plan sponsored by Gray. The pension plan covered substantially all of our full-time employees prior to the Spin-off with one or more years of service. We recorded pension expense as allocated to us by Gray of $473, $347 and $612 for the years ended December 31, 2003, 2004 and 2005, respectively. In connection with the Spin-off, the participants in the pension plan were terminated from the Gray pension plan and their respective earned benefit through the date of the Spin-off became fully vested and has remained a liability of Gray, not TCM, under the terms of Gray’s pension plan under its terms and conditions.
13. COMMITMENTS AND CONTINGENCIES
     Operating Leases — We have various operating lease commitments for equipment, land and office space. Rent expense resulting from operating leases for the years ended December 31, 2003, 2004 and 2005 were approximately $1,000, $1,100 and $1,100, respectively. The minimum annual rental commitments under these and other operating leases, net of subleases, with an original lease term exceeding one year are $1,184, $899, $785, $744 and $753 for the years ending December 31, 2006 through 2010, respectively, and $806 thereafter.
     Legal Matters — We are subject to legal proceedings and claims that arise in the normal course of business. In our opinion, the amount of ultimate liability, if any, with respect to these actions will not materially affect our financial position or results of operations.
     In January 1999, Bull Run acquired shares of Sarkes Tarzian, Inc., or Tarzian, common stock, $4.00 par value, or the Tarzian Shares, from the Estate of Mary Tarzian, or the Estate, for $10.0 million. In March 1999, Bull Run and Gray entered into an option agreement whereby Gray purchased an option to acquire the Tarzian Shares from Bull Run, and in December 2001, Gray exercised such option, purchasing the Tarzian Shares from Bull Run for $10.0 million. During the option period, Bull Run received fees from Gray in the aggregate amount of $3.2 million.
     On February 12, 1999, Tarzian filed suit in the United States District Court for the Southern District of Indiana against U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate, claiming that Tarzian had a binding and enforceable contract to purchase the Tarzian Shares from the Estate. On February 3, 2003, the Court entered judgment on a jury verdict in favor of Tarzian and against the Estate for breach of contract and awarded Tarzian $4.0 million in damages. The Estate appealed the judgment and Tarzian cross-appealed. On February 14, 2005, the Seventh Circuit Court of Appeals issued a decision concluding that no contract was ever created between Tarzian and the Estate, reversing the judgment of the District Court, and remanding the case to the District Court with instructions to enter judgment for the Estate. Tarzian’s petition for rehearing was denied by the Seventh Circuit, and on October 3, 2005, the U.S. Supreme Court denied Tarzian’s petition for certiorari. Tarzian has also filed a motion for a new trial in the District Court based on the Estate’s alleged failure to produce certain documents in discovery, and on June 16, 2005, the Court denied Tarzian’s motion. On July 21, 2005, Tarzian filed a notice of appeal to the Seventh Circuit Court of Appeals from the District Court’s denial of its motion for new trial and entry of final judgment for the Estate, which is pending. Bull Run is not directly involved in this litigation, but has been the subject of litigation related to this matter as described below.
     On March 7, 2003, Tarzian filed suit in the United States District Court for the Northern District of Georgia against Gray and Bull Run for tortuous interference with contract and conversion. The lawsuit alleges that Bull Run and Gray purchased the Tarzian Shares with actual knowledge that Tarzian had a binding agreement to purchase the stock from the Estate. The lawsuit seeks damages in an amount equal to the liquidation value of the interest in Tarzian that the stock represents, which Tarzian claims to be as much as $75 million, as well as attorneys’ fees, expenses, and punitive damages. The lawsuit also seeks an order requiring Gray and Bull Run to turn over the Tarzian Shares to Tarzian and relinquish all claims to the stock. The stock purchase agreement with the Estate would permit Bull Run to make a claim against the Estate in the event that title to the Tarzian Shares is ultimately awarded to Tarzian. There is no assurance that the Estate would have sufficient assets to honor any or all of such claim. Bull Run filed its answer to the lawsuit on May 14, 2003 denying any liability for Tarzian’s claims. On May 27, 2005, the Court issued an Order administratively closing the case pending resolution of Tarzian’s lawsuit against the Estate in Indiana federal court as described in the preceding paragraph. We believe we have meritorious defenses and we intend to vigorously defend the lawsuit. We cannot predict when the final resolution of this litigation will occur or when Tarzian’s claim against the Estate will be resolved. Gray is currently paying all legal costs incurred in connection with these claims, and we have not accrued any liability in connection with the claim or costs associated with these claims.
     Indemnification — Pursuant to various agreements facilitating the Spin-off, we agreed to indemnify Gray in certain circumstances for potential tax liabilities imposed upon Gray due to any action or inaction by us that causes the Spin-off to not qualify as a tax free transaction to Gray and/or to Gray’s shareholders. In our opinion, the amount of ultimate liability, if any, with respect to this indemnification will not materially affect our financial position or results of operations.
     Requirement to Dispose of The Goshen News — On November 23, 2005, Gray entered into a stock purchase agreement under which Gray agreed to purchase, all of the outstanding capital stock of a company that owns and operates the television broadcasting station WNDU-TV, Notre Dame, Indiana. Gray advised us that it closed the acquisition on March 3, 2006.
     Pursuant to the rules adopted by the FCC, common ownership of a full-service broadcast station and a daily newspaper is prohibited when the broadcast station’s Grade A service contour (as defined by the FCC) encompasses the newspaper’s city of publication. The Grade A service contour of WNDU-TV encompasses Goshen, Indiana, which is where The Goshen News is published. Under the FCC’s attribution rules, common ownership is deemed to occur if the daily newspaper and the full-service broadcast television station are owned by different entities and (1) one or more people are a director of each entity, (2) one or more people are an officer of each entity or (3) one or more people own in excess of 5% of the capital stock of each entity. Following the consummation of the Spin-off and Merger, (1) Robert S. Prather, Jr. and Hilton H. Howell, Jr. are directors of Gray and the Company, (2) Robert S. Prather, Jr. is an officer of Gray and the Company and (3) J. Mack Robinson and others beneficially own more than 5% of the capital stock of Gray and the Company. Pursuant to the separation and distribution agreement between Gray and the Company, as amended on November 18, 2005, we are obligated to sell or swap The Goshen News upon written request of Gray, wherein Gray must provide us with at least 60 days notice of the date by which The Goshen News must be sold or swapped for another newspaper or newpapers. In connection with obtaining the FCC’s approval of its acquisition of WNDU-TV, Gray was granted a waiver by the FCC of the cross-ownership rules for a period not to exceed six months from the closing date. Therefore, we anticipate that we will have until September 3, 2006 to complete the sale or swap. However, there can be no assurances that Gray will not send us a written request to sell or swap The Goshen News prior to that date.
     If we fail to sell or swap The Goshen News within the stated period, we, pursuant to the terms of the separation and distribution agreement, as amended, are obligated to indemnify Gray for all actual losses incurred by Gray as a result of such failure. We cannot presently reasonably estimate the amount of such indemnification obligations, however, any such obligations may be substantial and may adversely affect our financial position.
     Our current intention is to swap The Goshen News for a newspaper, or newspapers, with similar financial results and circulation numbers. If such a swap transaction were to be consummated, we believe our ultimate aggregate fundamental operating assets and results of operations would not be materially altered and that such a transaction would not have a significant impact on our liquidity or capital resources. We will, if necessary, consider a sale of The Goshen News. We have had discussions with third parties regarding a swap of The Goshen News for a newspaper or newspapers owned and operated by such third parties. There can be no assurance as to whether we will be able to complete the swap of The Goshen News or, if a swap is complete, what property will be received. Further, in the alternative to a swap, there can be no assurance as to the ultimate terms of, and net proceeds received from, any sale of The Goshen News.
14. INFORMATION ON BUSINESS SEGMENTS
     We operate in four reportable segments: newspaper publishing, collegiate marketing and production services, association management services and wireless. The following tables present certain financial information concerning our reportable segments:

	Year Ended December 31,
	2003	2004	2005
Operating revenues:
Publishing	$42,419	$44,754	$46,203
Collegiate marketing and production services			97
Association management			16
Wireless	8,883	8,129	7,507

Total operating revenue	$51,302	$52,883	$53,823

Operating income:
Publishing	$10,173	$10,988	$9,605
Collegiate marketing and production services			(16)
Association management			1
Wireless	941	544	(2,210)

Total operating income	11,114	11,532	7,380

Miscellaneous income, net	53	37	(3)
Interest expense	(30)	(3)	(237)

Income before income taxes	$11,137	$11,566	$7,140

Depreciation and amortization expense:
Publishing	$1,585	$1,500	$1,081
Collegiate marketing and production services			7
Association management			2
Wireless	1,054	858	3,656

Total depreciation and amortization expense	$2,639	$2,358	$4,746

Loss (gain) on disposal of assets, net:
Publishing	$161	$43	$47
Wireless	225	360	(479)

Total loss (gain) on disposal of assets, net	$386	$403	$(432)

Capital expenditures:
Publishing	$491	$1,343	$2,096
Wireless	822	466	70

Total capital expenditures	$1,313	$1,809	$2,166

	As of December 31,
	2004	2005
Identifiable assets:
Publishing	$29,513	$33,663
Collegiate marketing and production services		90,731
Association management		21,577
Wireless	8,305	4,830

	37,818	150,801
Corporate		20,229

Total identifiable assets	$37,818	$171,030

     The newspaper publishing segment operates five daily newspapers in five different markets located in Georgia and Indiana. The collegiate marketing and production services and association management services segments, headquartered in Lexington, Kentucky, serve customers in multiple locations throughout the country. The wireless operations are located in Florida, Georgia, and Alabama. Our newspaper publishing operations derive their revenue from three sources: retail advertising, circulation and classified advertising. Collegiate marketing and production services operations revenue is derived from primarily radio and print advertising, sales of corporate sponsorships and product sales related to marketing and promotion of collegiate sports teams and events. Association management services segment revenue is derived primarily from fees related to services such as membership management and recruitment activities, financial reporting, accounting, marketing, publishing, education, event management, Internet web site management, and hospitality and convention planning and production activities. Wireless revenue is derived primarily from the sale of pagers and paging services, cellular telephone equipment, accessories and services. Inter-segment revenues are not material and have been eliminated in the amounts presented below. Corporate and administrative expenses are allocated to the segment based on net segment revenues.
15.  SUPPLEMENTAL CASH FLOW INFORMATION
     In 2005, we paid $43,953 of the anticipated $44,600 distribution to Gray. The remaining $647 is expected to be paid in 2006 as we are invoiced by Gray for transaction expenses related to the Spin-off. We issued common and preferred stock totaling $24,313 as part of the Merger described more fully in Note 3.
16.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)
(Dollars and shares in thousands, except per share amounts)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
Operating revenues	$13,174	$13,759	$13,124	$13,764
Operating income (loss)	2,515	3,198	2,712	(1,045)
Net income (loss)	1,557	1,980	1,679	(799)
Net income (loss) available to common stockholders	1,557	1,980	1,679	(802)
Per share data, basic and diluted
Net income (loss) available to common stockholders	$0.32	$0.41	$0.34	$(0.16)

Weighted average number of shares, basic and diluted	4,870	4,870	4,870	4,873

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
Operating revenues	$12,585	$13,056	$13,148	$14,094
Operating income	2,688	3,000	2,770	3,074
Net income	1,660	1,868	1,715	2,012
Per share data, basic and diluted
Net income	$0.34	$0.38	$0.35	$0.41

Weighted average number of shares, basic and diluted	4,870	4,870	4,870	4,870

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
Item 9A. Controls and Procedures
     Disclosure Controls and Procedures
     We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, referenced herein as the Exchange Act. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     We carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures performed pursuant to Rule 13a-15 under the Exchange Act. Based on their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective.
     There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 identified in connection with the evaluation thereof by the Company’s management that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     None

PART III
Item 10. Directors and Executive Officers of the Registrant
     Information concerning each of our directors and executive officers as of March 10, 2006 is as follows:

Name	Age	Position
Robert S. Prather, Jr.	61	Director, Chairman
Thomas J. Stultz	54	Director, President and Chief Executive Officer
Gerald N. Agranoff	59	Director
James W. Busby	51	Director
Frederick J. Erickson	47	Chief Financial Officer and Secretary
Hilton H. Howell, Jr.	43	Director
Monte C. Johnson	69	Director
George E. “Nick” Nicholson	58	Director
     ROBERT S. PRATHER, JR., currently Chairman of the Company, has been the Company’s President and Chief Executive Officer and a director since May 2005. He had been Bull Run’s President and Chief Executive Officer from 1992 until December 2005. He has served as President, Chief Operating Officer and a director of Gray Television, Inc. since 2002, and as Gray’s Executive Vice President-Acquisitions and a director from 1996 through 2002. Mr. Prather serves as a director of Gabelli Asset Management Inc. (a provider of investment advisory and brokerage services). He serves as a director of Gray Television, Inc. He is also an advisory director of Swiss Army Brands, Inc. and serves on the Board of Trustees of the Georgia World Congress Center Authority.
     THOMAS J. STULTZ, the Company’s President and Chief Executive Officer, had been President and Chief Operating Officer of Host Communications, Inc., a subsidiary of Bull Run since August 2004. He served as President of Gray Publishing, LLC from 1996 through December 2004, managing the daily newspapers owned by Gray Television, Inc.
     GERALD N. AGRANOFF has been a director of the Company since December 2005. Mr. Agranoff has served as Managing Member of Inveraray Capital Management LLC, an investment management company, since 2002; general partner of SES Family Investment & Trading Partnership, L.P., an investment partnership, since 1996; general partner of, and general counsel to, Edelman Securities Company, L.P. (formerly a registered broker-dealer), having been affiliated with that firm since 1982, and counsel to Kupferman and Kupferman LLP (a law firm) since November 2004. Mr. Agranoff is a director of Petrosearch Corporation.
     JAMES W. BUSBY has been a director of the Company since December 2005. Mr. Busby has been President of Del Mar of Wilmington Corporation, a real estate development company, since 1997. Mr. Busby was President of Datasouth Computer Corporation, a subsidiary of Bull Run since 1994, from 1984 through 1997, and was one of Datasouth’s founders in 1977.
     FREDERICK J. ERICKSON, currently the Company’s Chief Financial Officer, had been Vice President – Finance, Treasurer and Chief Financial Officer of Bull Run since 1994. Mr. Erickson also served as Chief Financial Officer of Host Communications, Inc. since 1999 and Chief Financial Officer since 2004. He served as Executive Vice President – Finance & Administration or similar capacities with Datasouth Computer Corporation from 1993 to 2001.
     HILTON H. HOWELL, JR. has been a director of the Company since December 2005. Mr. Howell was Bull Run’s Vice President and Secretary from 1994 until December 2005. He has served as Gray Television, Inc.’s Vice Chairman and a director since 2002 and as Gray’s Executive Vice President and a director since 2000. Mr. Howell has served as President and

Chief Executive Officer of Atlantic American Corporation, an insurance holding company, since 1995 and Executive Vice President from 1992 to 1995. He has been Executive Vice President and General Counsel of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1991, and Vice Chairman of Bankers Fidelity Life Insurance Company and Georgia Casualty & Surety Company since 1992. Mr. Howell also serves as a director of the following companies: Atlantic American Corporation, Bankers Fidelity Life Insurance Company, Delta Life Insurance Company, Delta Fire and Casualty Insurance Company, Georgia Casualty & Surety Company, American Southern Insurance Company, American Safety Insurance Company, Association Casualty Insurance Company and Association Risk Management General Agency.
     MONTE C. JOHNSON has been a director of the Company since December 2005. Mr. Johnson has been a self-employed business consultant since 1987 and has served as President of KAJO, Inc., an oil and gas operating company, since 1995.
     GEORGE E. “NICK” NICHOLSON has been a director of the Company since February 2006. Mr. Nicholson has been President and Chief Executive Officer of Keeneland Association, a thoroughbred race course and sales company located in Lexington, KY, since 2000.
Audit Committee
     Our board of directors has an Audit Committee, the purpose of which is to review and evaluate the results and scope of the audit and other services provided by our independent registered public accounting firm, as well as our accounting principles and system of internal accounting controls, and to review and approve any transactions between us and our directors, officers or significant shareholders. The board of directors has determined that all members of the Audit Committee are independent in accordance with Nasdaq Rules and regulations established by the Securities and Exchange Commission (“SEC Regulations”) governing audit committee member independence, and has named Gerald N. Agranoff as the “audit committee expert” as that term is defined under SEC Regulations.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act requires the directors, executive officers, and persons who own more than 10 percent of a registered class of a company’s equity to file with the SEC initial reports of ownership (Form 3) and reports of changes in ownership (Forms 4 and 5) of such class of equity securities. Such officers, directors and greater than 10 percent shareholders of a company are required by SEC regulations to furnish the company with copies of all such Section 16(a) reports that they file.
     To our knowledge, based solely on our review of the copies of such reports furnished to us during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10 percent beneficial owners were met.
Code of Ethics
     Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, we have adopted a Code of Ethics for all employees, including the Chief Executive Officer and Chief Financial Officer. The Code of Ethics is posted on our website, www.triplecrownmedia.com, (under the captions entitled “Investing – Investor Links – Management & Directors”) and is included as Exhibit 14 to this Form 10-K. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics for the Chief Executive Officer and Senior Financial Officer by posting such information on our website. We undertake to provide to any person a copy of this Code of Ethics upon request to our Corporate Secretary at our principal executive’s offices.

Item 11. Executive Compensation
     The following table sets forth a summary of the compensation of our Chief Executive Officer and the other executive officers of our Company earning more than $100,000 for the year ended December 31, 2005 (the “named executive officers”).
Summary Compensation Table

						Long Term
						Compensation Awards
						Restricted	Securities
	Annual Compensation					Stock	Underlying	All Other
Name and Position	Year	Salary ($)		Bonus ($)		Awards	Options (#)	Compensation ($)
Robert S. Prather, Jr. (1)	2005	0		0		0	0	34,200	(6)
Chairman	2004	738,143	(2)	650,000	(3)	13,530 (4)	50,000 (5)	83,945	(6)
	2003	651,528	(3)	275,000	(3)	1,420,750 (4)	41,000 (5)	41,346	(6)

Thomas J. Stultz (7)	2005	441,667	(8)	159,813		0	0	38,198	(10)
President and Chief	2004	313,389	(9)	100,000		0	0	8,397	(10)
Executive Officer	2003	265,000		150,000		0	0	8,116	(10)

Frederick J. Erickson (11)	2005	210,000		50,000		0	0	0
Chief Financial Officer	2004	179,808		0		0	0	1,570	(12)
	2003	166,807		0		0	0	5,004	(12)

Robert Chomat, Jr. (13)	2005	186,000		38,500		0	0	23,330	(14)
President-GrayLink	2004	180,000		133,798		0	0	18,322	(14)
Wireless	2003	174,000		32,617		0	0	17,019	(14)

(1)	During 2005, 2004 and 2003, Mr. Prather was employed by Gray and Bull Run. Mr. Prather is currently the Chairman of our board of directors.

(2)	During 2005, Gray paid Mr. Prather’s salary at the annual rate of $750,000. In 2004, $88,143 and $650,000 of Mr. Prather’s salary was paid by Bull Run and Gray, respectively. In 2003, $201,528 and $450,000 of Mr. Prather’s salary was paid by Bull Run and Gray, respectively.

(3)	Mr. Prather’s bonuses in 2004 and 2003 were paid by Gray.

(4)	The restricted stock awards to Mr. Prather in 2004 and 2003 were granted by Gray.

(5)	The stock options in 2004 and 2003 were granted to Mr. Prather by Gray.

(6)	For 2005, the amount reported includes an auto allowance paid by Bull Run of $19,200 and Bull Run directors’ fees of $15,000. For 2004, the amount reported includes term life insurance of $8,849 (Gray), long term disability insurance premium payments of $2,249 (Gray), matching contributions by Gray’s 401(k) plan of $6,000, directors’ fees of $17,700 (Gray), directors’ fees of $15,000 (Bull Run), employer contributions to defined contribution retirement plan of $1,247 (Bull Run) and an auto allowance (Bull Run) of $18,400. For 2003, the amount includes term life insurance of $3,096 (Gray), long-term disability insurance premiums of $2,249 (Gray), matching contribution by Gray’s 401(k) plan of $4,455, directors’ fees of $25,500 (Gray) and employer contributions to defined contribution retirement plan of $6,046.

(7)	During 2003 and until August 2004, Mr. Stultz was employed by Gray. From August 2004 until December 30, 2005, Mr. Stultz was employed by Bull Run.

(8)	During 2005, Mr. Stultz received $116,667 from Gray as a consulting fee and a salary of $325,000 from Bull Run.

(9)	During 2004, $300,000 and $13,389 of Mr. Stultz’s salary was paid by Gray and Bull Run, respectively.

(10)	For 2005, the amount reported includes $31,186 for relocation expenses and $7,012 as the fair value of travel expenses for Mr. Stultz’s spouse. For 2004, the amount reported includes matching contributions by Gray to its 401(k) plan of $4,500, term life insurance premiums of $2,075 (Gray) and long-term disability insurance premium payments of $1,822 (Gray). For 2003, the amount includes matching contributions by Gray to its 401(k) plan of $4,500, term life insurance premiums of $1,794 (Gray) and long-term disability insurance premium payments of $1,822 (Gray).

(11)	Through December 30, 2005, and in 2004 and 2003, Mr. Erickson was employed by Bull Run.

(12)	Consists of contributions by Bull Run to a defined contribution retirement plan.

(13)	Through December 30, 2005 and during 2004 and 2003, Mr. Chomat was employed by Gray.

(14)	For 2005, the amount reported includes matching contributions by Gray to its 401(k) plan of $11,192, automobile allowance of $8,500 (Gray) and term life insurance premiums of $3,638 (Gray). For 2004, the amount reported includes matching contributions by Gray to its 401(k)

plan of $4,500, automobile allowance of $8,500 (Gray), term life insurance premiums of $2,694 (Gray) and long-term disability insurance premium payments of $2,628 (Gray). For 2003, the amount includes matching contributions by Gray to its 401(k) plan of $4,500, automobile allowance of $8,500 (Gray), term life insurance premiums of $1,391 (Gray) and long-term disability insurance premium payments of $2,628 (Gray).
Compensation of Directors
     All of our directors are currently being paid an annual retainer fee in the amount of $20,000. The Chairman of each of our Audit Committee and our Nominating, Corporate Governance, Compensation and Stock Option Committee are receiving an additional annual fee of $5,000, and each board member is entitled to a fee of $1,500 per board or committee meeting attended. Non-employee directors are eligible to receive an automatic grant of options to purchase shares of our common stock at the time of the meeting of our board of directors held immediately following each annual meeting of stockholders at the fair market value of such stock on the date of grant. We also reimburse each director for travel and related expenses incurred in connection with attendance at board and committee meetings.
Stock Based Incentives
     Under the 2005 Long Term Incentive Plan (“Incentive Plan”), all directors, officers and key employees are eligible for grants of stock options and other stock-based awards. The Incentive Plan is administered by the Management Compensation and Stock Option Committee of the Board of Directors. The Incentive Plan is intended to provide additional incentives and motivation for our employees. The Nominating, Corporate Governance, Compensation and Stock Option Committee is authorized in its sole discretion to determine the individuals to whom stock based incentives will be granted, the type and amount of such stock based incentives and awards and the terms thereof; and to prescribe, amend and rescind rules and regulations relating to the Incentive Plan, among other things. There were no stock based incentives granted under the Incentive Plan for the year ended December 31, 2005.
     On February 15, 2006, under the Incentive Plan, 5,000 shares of restricted common stock were granted to each of the following directors of the Company: Robert S. Prather, Jr.; Thomas J. Stultz; Gerald N. Agranoff; James W. Busby; Hilton H. Howell, Jr.; Monte C. Johnson; and George E. “Nick” Nicholson. The shares of restricted stock will vest in five equal annual installments, with the first tranche vesting on December 31, 2006. Prior to the applicable vesting dates, the shares of restricted stock are subject to the risk of forfeiture and may not be sold or transferred. While the shares of restricted stock are subject to forfeiture, the holder may exercise full voting rights and will receive dividends and other distributions paid with respect to the shares of restricted stock.
Compensation Committee Interlocks and Insider Participation
     Monte C. Johnson, Gerald N. Agranoff and James W. Busby are the members of our Nominating, Corporate Governance, Compensation and Stock Option Committee.
     Robert S. Prather, Jr., Chairman of the Company, is also President, Chief Operating Officer and a director of Gray. Hilton H. Howell, Jr., a director of the Company, is also Vice Chairman and a director of Gray.
     Effective at the time of the Spin-off, we obtained certain workers compensation insurance coverage under an insurance contract with Georgia Casualty & Surety Co., which is a wholly-owned subsidiary of Atlantic American Corporation, a publicly traded company in which J. Mack Robinson (a significant shareholder of our Company) and certain of his affiliates have a substantial ownership interest, and a company of which Mr. Howell, who is Mr. Robinson’s son-in-law, is an executive officer. Prior to the Spin-off Gray had a similar insurance contract with the same company For the years ended December 31, 2003, 2004 and 2005, the Company’s workers’ compensation insurance expense attributable to Gray’s insurance contract with Georgia Casualty was $209,000, $193,000 and $156,000, respectively.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth certain information regarding the ownership of our common stock as of March 10, 2006 by (i) any person who is known to us to be the beneficial owner of more than five percent of our common stock, (ii) all directors, (iii) all executive officers named in the Summary Compensation Table herein and (iv) all directors and executive officers as a group. Warrants and options to acquire our common stock included in the amounts listed below are currently exercisable or will be exercisable within 60 days after March 10, 2006.

	Amount and
	Nature of		Percent
Name	Beneficial Ownership		of Class
Hilton H. Howell, Jr.	121,832	(1)	2.4%
Robert S. Prather, Jr.	44,115	(2)	*
James W. Busby	11,046	(3)	*
Thomas J. Stultz	5,950		*
Monte C. Johnson	5,803	(4)	*
Gerald N. Agranoff	5,184	(5)	*
George E. Nicholson	5,000		*
Frederick J. Erickson	464	(6)	*
All directors and executive officers as a group	199,394	(7)	3.9%
J. Mack Robinson	532,409	(8)	10.3%
Harriett J. Robinson	530,844	(9)	10.3%
GAMCO Investors, Inc.	354,189	(10)	6.9%

*	Less than 1%

(1)	Includes (a) options issued to Mr. Howell to purchase 216 shares of our common stock; (b) 50 shares held by Mr. Howell’s spouse as custodian for his minor child; (c) 5,857 shares held by Mr. Howell’s spouse; (d) 8,976 shares owned by Delta Fire & Casualty Insurance Co.; (e) 20,537 shares owned by Delta Life Insurance Co.; (f) 24,376 shares owned by Bankers Fidelity Life Insurance Co.; (g) 15,607 shares owned by Georgia Casualty & Surety Co.; (h) 9,700 shares owned by Associated Casualty Insurance Co.; and (i) 5,000 shares owned by American Southern Insurance Co. Mr. Howell is an executive officer and director of each of Delta Fire, Delta Life, Bankers Fidelity, Georgia Casualty, Associated Casualty and American Southern. Mr. Howell is married to Robin R. Howell, Mr. Robinson’s daughter and a beneficiary of the Robin M. Robinson Trust.

(2)	Includes options issued to Mr. Prather to purchase 2,179 shares of our common stock and 42 shares held by Mr. Prather’s spouse.

(3)	Includes options issued to Mr. Busby to purchase 84 shares of our common stock; and an aggregate of 20 shares owned by Mr. Busby’s two children.

(4)	Includes options issued to Mr. Johnson to purchase 198 shares of our common stock.

(5)	Includes options issued to Mr. Agranoff to purchase 112 shares of our common stock.

(6)	Includes options issued to Mr. Erickson to purchase 433 shares of our common stock.

(7)	Includes options issued to all directors and executive officers as a group to purchase an aggregate 3,222 shares of our common stock. The address for all of our directors and executive officers is c/o Triple Crown Media, Inc., 546 East Main Street, Lexington, KY 40508.

(8)	Includes (a) options issued to Mr. Robinson to purchase 1,011 shares of our common stock; (b) 70,818 shares held by Mr. Robinson’s spouse; (c) 8,976 shares owned by Delta Fire & Casualty Insurance Co.; (d) 20,537 shares owned by Delta Life Insurance

Co.; (e) 24,376 shares owned by Bankers Fidelity Life Insurance Co.; (f) 15,607 shares owned by Georgia Casualty & Surety Co.; (g) 9,400 shares owned by Associated Casualty Insurance Co.; (h) 5,000 shares owned by American Southern Insurance Co.; (i) 31,108 shares owned by Gulf Capital Services, Ltd.; (j) 554 shares owned by JMR Foundation; and (k) 113,636 shares held by Mr. Robinson’s spouse as trustee under trusts for their children. Mr. Robinson is an executive officer, director, principal or sole shareholder of each of Delta Fire, Delta Life, Bankers Fidelity, Georgia Casualty, Associated Casualty, American Southern and Gulf Capital. Mr. Robinson’s address is 4370 Peachtree Road, N.E., Atlanta, Georgia 30319.

(9)	Includes (a) options issued to Mrs. Robinson’s spouse of 1,011 shares of our common stock; (b) 231,396 shares held by Mrs. Robinson’s spouse; (c) 8,976 shares owned by Delta Fire & Casualty Insurance Co.; (d) 20,537 shares owned by Delta Life Insurance Co.; (e) 24,376 shares owned by Bankers Fidelity Life Insurance Co.; (f) 15,607 shares owned by Georgia Casualty & Surety Co.; (g) 9,400 shares owned by Associated Casualty Insurance Co.; (h) 5,000 shares owned by American Southern Insurance Co.; (i) 31,108 shares owned by Gulf Capital Services, Ltd.; and (j) 113,636 shares held by Mr. Robinson’s spouse as trustee under trusts for their children. Mrs. Robinson’s address is 4370 Peachtree Road, N.E., Atlanta, Georgia 30319.

(10)	Based upon a Schedule 13D filed with the SEC on January 19, 2006 by GAMCO Investors, Inc. Includes (a) 158,212 shares of our common stock held by GAMCO Asset Management; (b) 166,580 shares held by Gabelli Funds, LLC; (c) 15,617 shares held by Gabelli Securities, Inc.; (d) 11,280 shares held by MJG Associates, Inc.; and (e) 2,500 shares held by Gabelli Advisers, Inc. The address for GAMCO Investors, Inc. is One Corporate Center, Rye, New York 10580.
Equity Plan Compensation Information

As of December 31, 2005	(a)	(b)	(c)
	Number of securities	Weighted-average	Number of securities remaining
	to be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (a))

Equity compensation plans approved by security holders	7,096	$501.92	1,000,000

Item 13. Certain Relationships and Related Transactions
     Robert S. Prather, Jr., Chairman of the Company, is also President, Chief Operating Officer and a director of Gray. Hilton H. Howell, Jr., a director of the Company, is also Vice Chairman and a director of Gray.
     Insurance Contract with Georgia Casualty & Surety Co. — Effective December 30, 2005 following the Spin-off, we obtained certain workers’ compensation insurance coverage under an insurance contract with Georgia Casualty & Surety Co., which is a wholly-owned subsidiary of Atlantic American Corporation, a publicly traded company in which J. Mack Robinson (a significant shareholder of our Company) and certain of his affiliates have a substantial ownership interest, and a company of which Hilton H. Howell, a member of our board of directors and Mr. Robinson’s son-in-law, is an executive officer. Prior to the Spin-off Gray had a similar insurance contract with the same company. For the years ended December 31, 2003 and 2004 and the period January 1, 2005 to December 30, 2005 our workers’ compensation insurance expense attributable to Gray’s insurance contract with Georgia Casualty was approximately $209,000, $193,000 and $155,000 respectively.
     Rights-Sharing Agreement with Gray — Through a rights-sharing agreement by and between Host and Gray, effective prior to the Merger, we participate jointly with Gray in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities of one university. In Host’s role under the agreement with Gray, Host manages the preponderance of the revenue-generating and sales fulfillment activities and provides all administrative functions for Host and Gray. As a result, Host recognized the total revenues derived and expenses incurred in connection with services performed on behalf of the university, and Host expensed the amounts paid to Gray under the rights-sharing agreement as a rights fee. In April 2005, Host, Gray and the university entered into a new agreement for expanded sports marketing rights for an initial seven year term with an option to extend the license for three additional years. At the same time, Host and Gray entered into a new rights sharing agreement for the same 10-year period. Under the April 2005 agreement with Gray, subsequent to the Merger, we continue to recognize the total revenues derived and total expenses incurred in connection with services performed on behalf of the university, and expense amounts payable to Gray as a component of our rights fee expense. The amount payable to Gray will be 50% of the profit to be derived from these marketing activities, as determined at the conclusion of each contract year. Gray will also bear 50% of any losses. The new agreement with Gray also requires Gray to pay to the university 50% of the rights fees payable under the contract with the university as each rights fee installment payment becomes due. Such amounts paid by Gray during the contract year will be added to the annual settlement amount between us and Gray. As of December 31, 2005, accrued fees payable to Gray under the current rights-sharing agreement and predecessor agreements were $3,034. Our relationship with Gray is described further in other notes to these combined financial statements.
Item 14. Principal Accountant Fees and Services
     The fees charged by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, for services rendered during the years ended December 31, 2005 and 2004 were as follows:

	2005	2004
Audit fees (1)	$902,321	$0
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

Total	$902,321	$0

(1) For professional services in connection with the audits of our annual combined financial statements included in our registration statement on Form S-1 / Form S-4 and report on the audits of the combined and consolidated financial statements included in this Form 10-K. Since audits of our financial statements for the years ended December 31, 2004 and 2003 were conducted in 2005 in conjunction with the Spin-off transaction, no audit fees were incurred specifically related to TCM in 2004.
     In accordance with its written charter, our Audit Committee reviews and discusses with PricewaterhouseCoopers LLP on a periodic basis, any disclosed relationships or services that may impact the objectivity and independence of the auditor and approves all audit and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	List of documents filed as part of this report:
(1)	Financial Statements:
The following combined and consolidated financial statements of the Company and Report of Independent Registered Public Accounting Firm are included in Item 8:
Report of Independent Registered Public Accounting Firm
Combined Balance Sheet as of December 31, 2004 and Consolidated Balance Sheet as of 2005
Combined Statements of Operations for the years ended December 31, 2003 and 2004, and Consolidated Statement of Operations for the year ended December 31, 2005
Combined Statements of Stockholders’ Equity for the years ended December 31, 2003 and 2004, and the Consolidated Statement of Stockholders’ Equity (Deficit) for year ended December 31, 2005
Combined Statements of Cash Flows for the years ended December 31, 2003 and 2004, and the Consolidated Statement of Cash Flows for year ended December 31, 2005
Notes to Combined and Consolidated Financial Statements
(2)	Financial statement schedule of Triple Crown Media, Inc. required to be filed by Item 8 of this Form and by Item 15(c):

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits

Exhibit
Number	Description

(2.1)	Separation and Distribution Agreement dated August 2, 2005, by and between Gray Television, Inc. and Triple Crown Media, Inc. (a)

(2.2)	Tax Sharing Agreement dated August 2, 2005, by and between Gray Television, Inc. and Triple Crown Media, Inc. (a)

(2.3)	Agreement and Plan of Merger dated August 2, 2005, by and among Triple Crown Media, Inc., BR Acquisition Corp. and Bull Run Corporation (a)

(3.1)	Amended and Restated Certificate of Incorporation of Triple Crown Media, Inc. (a)

(3.2)	By-Laws of Triple Crown Media, Inc. (a)

(10.1)	Triple Crown Media, Inc. 2005 Long Term Incentive Plan (b)

(10.2)	Bull Run Corporation Amended and Restated 1994 Long Term Incentive Plan (c)

(10.3)	Bull Run Corporation Non-Employee Directors’ 1994 Stock Option Plan (c)

(10.4)	Form of Directors’ Restricted Stock Agreement under the Triple Crown Media, Inc. 2005 Long Term Incentive Plan (d)

(10.5)	Form of Employee Restricted Stock Agreement under the Triple Crown Media, Inc. 2005 Long Term Incentive Plan (d)

(10.6)	Indemnity Agreement dated February 15, 2006 between Triple Crown Media, Inc. and Robert S. Prather, Jr. (d)

(10.7)	Indemnity Agreement dated February 15, 2006 between Triple Crown Media, Inc. and Thomas J. Stultz (d)

(10.8)	Indemnity Agreement dated February 15, 2006 between Triple Crown Media, Inc. and Frederick J. Erickson (d)

(10.9)	Indemnity Agreement dated February 15, 2006 between Triple Crown Media, Inc. and Gerald N. Agranoff (d)

(10.10)	Indemnity Agreement dated February 15, 2006 between Triple Crown Media, Inc. and James W. Busby (d)

(10.11)	Indemnity Agreement dated February 15, 2006 between Triple Crown Media, Inc. and Hilton H. Howell, Jr. (d)

(10.12)	Indemnity Agreement dated February 15, 2006 between Triple Crown Media, Inc. and Monte C. Johnson (d)

(10.13)	Indemnity Agreement dated February 15, 2006 between Triple Crown Media, Inc. and George E. Nicholson (d)

(10.14)	First Lien Senior Secured Credit Agreement dated December 30, 2005 (e)

(10.15)	Second Lien Senior Secured Credit Agreement dated December 30, 2005 (e)

(14)	Code of Ethics (f)

(21)	List of Subsidiaries of Registrant (f)

(23)	Consent of PricewaterhouseCoopers LLP (f)

(31.1)	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (f)

(31.2)	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (f)

(32.1)	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (f)

(32.2)	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (f)

(a)	Filed as an exhibit to Amendment No. 4 to Form S-4 and Form S-1 (Registration No. 333-128270) dated November 29, 2005 and incorporated by reference herein

(b)	Filed as an exhibit to Form 8-K Current Report dated as of December 2, 2005 and incorporated by reference herein

(c)	Filed as an exhibit to Form S-8 (Registration No. 333-131075), effective January 17, 2006 and incorporated by (c) reference herein

(d)	Filed as an exhibit to Form 8-K Current Report dated as of February 15, 2006 and incorporated by reference herein

(e)	Filed as an exhibit to Form 8-K Current Report dated as of December 30, 2005 and incorporated by reference herein

(f)	Filed herewith
(c)	Financial Statement Schedules

The response to this section is submitted as part of Item 15(a)(1) and Item 15(a)(2).

SIGNATURES
     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2006.
TRIPLE CROWN MEDIA, INC.

by:	/s/ THOMAS J. STULTZ
Thomas J. Stultz
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ THOMAS J. STULTZ Thomas J. Stultz	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2006
/s/ GERALD N. AGRANOFF Gerald N. Agranoff	Director	March 31, 2006
/s/ JAMES W. BUSBY James W. Busby	Director	March 31, 2006
/s/ FREDERICK J. ERICKSON Frederick J. Erickson	Chief Financial Officer (Principal Accounting and Financial Officer)	March 31, 2006
/s/ HILTON H. HOWELL, JR. Hilton H. Howell, Jr.	Director	March 31, 2006
/s/ MONTE C. JOHNSON Monte C. Johnson	Director	March 31, 2006
/s/ GEORGE E. NICHOLSON George E. Nicholson	Director	March 31, 2006
/s/ ROBERT S. PRATHER, JR. Robert S. Prather, Jr.	Chairman of the Board	March 31, 2006