Form 10-Q
period 2006-03-31
Triple Crown Media, Inc.
filed 2006-05-15
CIK 1333291

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                      .
Commission file number 000-51636
Triple Crown Media, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3012824

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

546 East Main Street, Lexington, Kentucky	40508

(Address of principal executive offices)	(Zip code)
(859) 226-4678

(Registrant’s telephone number, including area code)
Not Applicable

(Former name, former address and former fiscal year, if changed since last report.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule12b-2 of the Exchange Act). (check one):
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common Stock, $.001 par value

5,176,402 shares outstanding as of May 1, 2006

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed consolidated balance sheets (Unaudited) — December 31, 2005 and March 31, 2006	3

	Condensed combined and consolidated statements of operations (Unaudited) — Three months ended March 31, 2005 and 2006	4

	Consolidated statements of stockholders’ equity (deficit) and comprehensive income (Unaudited) — Year ended December 31, 2005 and three months ended March 31, 2006	5

	Combined and consolidated statements of cash flows (Unaudited) — Three months ended March 31, 2005 and 2006	6

	Notes to condensed combined and consolidated financial statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	26

Item 6.	Exhibits	27

	SIGNATURES	28

	Exhibit 31.1 — Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2 — Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1 — Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2 — Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
TRIPLE CROWN MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except per share data)

	December 31,	March 31,
	2005	2006
Assets:
Current assets:
Cash and cash equivalents	$1,473	$542
Accounts receivable, less allowance for doubtful accounts of $508 and $444, respectively	23,130	23,046
Inventories	1,732	1,417
Other current assets	1,196	1,424

Total current assets	27,531	26,429

Property and equipment:
Land	2,108	2,108
Buildings and improvements	7,486	7,486
Equipment	21,417	21,713

	31,011	31,307
Accumulated depreciation	(17,402)	(17,998)

	13,609	13,309

Goodwill	85,727	85,727
Other intangible assets, net	18,493	17,873
Deferred income taxes	19,191	18,538
Other assets	6,478	6,423

Total assets	$171,029	$168,299

Liabilities, Preferred Stock and Stockholders’ Deficit:
Current liabilities:
Current portion of long-term debt	$2,839	$900
Accounts payable	5,877	4,689
Accrued expenses	15,320	18,793
Accrued fees payable to Gray Television, Inc.	3,034	1,747
Accrued distribution payable to Gray Television, Inc.	647	260
Deferred revenue	7,006	5,090

Total current liabilities	34,723	31,479

Long-term debt	119,100	118,875
Other liabilities	3,275	3,286
Series B redeemable preferred stock, $.001 par value (authorized 20,000 shares; issued and outstanding 6,050 shares; $6,050 liquidation value)	4,380	4,403

Total liabilities	161,478	158,043

Series A redeemable, convertible preferred stock, $.001 par value (authorized 50,000 shares; issued and outstanding 20,890 shares; $20,890 liquidation value)	16,761	16,823

Commitments and contingencies

Stockholders’ Deficit:
Common stock, par value $0.001 (authorized 25,000 shares, issued and outstanding 5,129 shares and 5,170 shares, respectively)	5	5
Additional paid-in capital	3,211	3,270
Accumulated deficit	(10,426)	(9,962)
Accumulated other comprehensive income, net of tax		120

Total stockholders’ deficit	(7,210)	(6,567)

Total liabilities, preferred stock and stockholders’ deficit	$171,029	$168,299

See notes to condensed combined and consolidated financial statements.

TRIPLE CROWN MEDIA, INC.
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2006
Operating revenues:
Publishing	$11,188	$11,149
Collegiate marketing and production services		18,967
Association management services		2,224
Wireless	1,986	1,725

	13,174	34,065

Expenses:
Operating expenses before depreciation, amortization and loss (gain) on disposal of assets, net:
Publishing	8,182	8,030
Collegiate marketing and production services		15,821
Association management services		1,673
Wireless	1,563	1,456
Corporate and administrative	361	1,305
Depreciation	365	596
Amortization of intangible assets		620
Loss (gain) on disposal of assets, net	188	(28)

	10,659	29,473

Operating income	2,515	4,592

Other income (expense):
Interest expense related to Series B preferred stock		(113)
Interest expense, other		(2,902)
Debt issue cost amortization		(263)

Income before income taxes	2,515	1,314

Income tax expense	958	579

Net income	1,557	735

Series A preferred stock dividends accrued		(271)

Net income available to common stockholders	$1,557	$464

Basic and diluted per share information:
Net income available to common stockholders	$0.32	$0.09

Weighted average shares outstanding	4,870	5,131

See notes to condensed combined and consolidated financial statements.

TRIPLE CROWN MEDIA, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (Unaudited)
(in thousands, except per share data)

						Accumulated
						Other
	Common	Common	Additional	Owner’s		Comprehensive	Total
	Stock	Stock	Paid-In	Net	Accumulated	Income,	Stockholders’
	(Shares)	(Amount)	Capital	Investment	Deficit	Net of Tax	Equity (Deficit)
Balance as of January 1, 2005		$	$	$29,800	$	$0	$29,800

Net income				4,482	(65)		4,417
Net transfers to Gray Television, Inc.				(4,895)			(4,895)
Coomon shares issued in Spin-off	4,870	5					5
Increase in deferred income taxes for Gray’s tax gain on Spin-off				4,855			4,855
Distribution to Gray under terms of Spin-off				(44,600)			(44,600)
Reclassify owner’s net investment to accumulated deficit				10,358	(10,358)		0
Common stock issued in Merger transaction	259	0	3,211				3,211
Series A preferred dividends accrued					(3)		(3)

Balance as of December 31, 2005	5,129	5	3,211	0	(10,426)	0	(7,210)

Issuance of restricted stock	35	0	7				7
Issuance of common stock to 401k plan	6	0	52				52
Net income					735		735
Series A preferred dividends accrued					(271)		(271)
Net change in accumulated other comprehensive income, net of tax						120	120

Balance as of March 31, 2006	5,170	$5	$3,270	$0	$(9,962)	$120	$(6,567)

See notes to condensed combined and consolidated financial statements.

TRIPLE CROWN MEDIA, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2005	2006
Operating activities:

Net income	$1,557	$735
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	365	596
Amortization		883
Interest accrued on redeemable preferred stock		113
Loss on disposal of assets, net	188
Stock compensation expense		7
Issuance of common stock to 401k plan		53
Deferred income taxes	193	578
Changes in operating assets and liabilities:
Accounts receivable	975	85
Inventories	(5)	315
Other current assets	(42)	(229)
Accounts payable and accrued expenses	(420)	699
Accrued income taxes	765
Deferred revenue	7	(1,917)
Other assets and liabilities	30	87

Net cash provided by operating activities	3,613	2,005

Investing activities:

Purchases of property and equipment	(345)	(297)

Net cash used in investing activities	(345)	(297)

Financing activities:

Proceeds from borrowings on revolving line of credit		3,500
Distributions paid to Gray Television, Inc.		(388)
Other transfers to Gray Television, Inc., net	(3,568)
Repayments of borrowings on revolving line of credit		(5,439)
Repayments of borrowings on term loan		(225)
Debt issue costs		(87)

Net cash used in financing activities	(3,568)	(2,639)

Decrease in cash and cash equivalents	(300)	(931)

Cash and cash equivalents, beginning of period	672	1,473

Cash and cash equivalents, end of period	$372	$542

Supplemental cash flow information:
Interest paid	$0	$1,833

See notes to condensed combined and consolidated financial statements.

TRIPLE CROWN MEDIA, INC.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
     The accompanying unaudited condensed combined and consolidated financial statements of Triple Crown Media, Inc., or the Company, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.
     Organization and Business Description — Until December 30, 2005, the Company was comprised of the newspaper publishing and GrayLink wireless businesses owned and operated by Gray Television, Inc., or Gray, operating as wholly-owned subsidiaries or divisions of Gray.
     On December 30, 2005, Gray distributed to each common stockholder of Gray’s common stock one share of our common stock for every ten shares of Gray common stock held by the Gray common stockholder. As a result, the Company became a separate, stand-alone entity, independent of Gray. We refer to this transaction as the Spin-off.
     Immediately following the Spin-off, and also on December 30, 2005, Bull Run Corporation was merged into a wholly-owned subsidiary of the Company, in a transaction referred to as the Merger. Under the terms of the Merger, each Bull Run common stockholder received .0289 shares of our common stock in exchange for each share of Bull Run common stock owned by the Bull Run common stockholder; holders of Bull Run’s series D preferred stock and a certain holder of Bull Run’s series E preferred stock received shares of our series A redeemable, convertible preferred stock for their shares of Bull Run preferred stock and accrued dividends thereon; certain other holders of Bull Run’s series E preferred stock had their shares redeemed in cash at the liquidation value of those shares; the holder of Bull Run series F preferred stock received shares of our common stock for his shares of Bull Run preferred stock and accrued dividends thereon; and a significant stockholder of Bull Run who had advanced cash to Bull Run prior to the Merger received shares of our series B redeemable preferred stock in exchange for settlement of Bull Run’s liabilities payable to him. See Note 2 for further discussion of the Merger.
     Following the consummation of the Merger on December 30, 2005, the Company is now comprised of the Newspaper Publishing and GrayLink Wireless segments formerly owned and operated by Gray, plus the Collegiate Marketing and Production Services segment and Association Management Services segment acquired in the Merger, both of which are operated by a wholly-owned subsidiary, Host Communications, Inc., or Host.
     Hereinafter, all references to Triple Crown Media, Inc., the “Company,” “TCM,” “we,” “us,” or “our” in these footnotes refer to the combined and consolidated businesses.
     Change in Fiscal Year — In April 2006, we elected to change our fiscal year end from December 31 to a new fiscal year end of June 30. As a result of the change, our quarterly reporting periods will be comprised of the three calendar months ending September 30, December 31, March 31 and June 30. Following the filing of this Quarterly Report on Form 10-Q, our next periodic report filed will be filed on Form 10-K for the transition period from January 1, 2006 to June 30, 2006.
     Stock-Based Compensation — We accounted for stock-based compensation prior to the Spin-off using APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of TCM’s stock and the exercise price. In accordance with APB 25, Gray elected not to record compensation expense associated with qualified stock options for Gray common stock granted to our employees prior to the Spin-off. There were no grants of options for our common stock during the periods presented in these financial statements. Effective January 1, 2006, we account for stock-based compensation using SFAS Statement No. 123(R), Accounting for Stock-Based Compensation (“SFAS 123(R)”), as amended, which results in the recognition of compensation expense for stock-based compensation. We adopted SFAS 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. The recognized expense is net of expected forfeitures and restatement of prior periods is not required. The fair value of restricted stock is determined based on the number of shares granted and the quoted market price of our common stock.
     Had compensation expense related to outstanding options for Gray common stock prior to the Spin-off been determined based on the fair value at the grant dates consistent with SFAS 123, net income available to common stockholders and earnings per share would be as reflected below (amounts in thousands, except per share data):

Three Months Ended
March 31,
2005
Net income available to common stockholders, as reported	$1,557
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8)

Net income available to common stockholders, pro forma	$1,549

Net income available to common stockholders per share:
Basic and diluted, as reported	$0.32
Basic and diluted, pro forma	$0.32
     The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2005: risk-free interest rate of 3.81%; dividend yield of 0.86%; volatility factor of the expected market price of Gray’s common stock of 0.30; and a weighted-average expected life of the options of 3.0 years. All options to purchase Gray common stock granted to our employees through the date of the Spin-off became 100% vested at the time of the Spin-off and continue to be options to purchase Gray common stock. As a result, we will not recognize expense in periods subsequent to the Spin-off for any of these options to purchase Gray common stock.
     In April 2006, our Company’s Nominating, Corporate Governance, Compensation and Stock Option Committee granted stock options to certain of our employees under our 2005 Long Term Incentive Plan for an aggregate of 370,000 shares. The options, which have an exercise price of $5.43 and expire in April 2016, vest over three years. In accordance with SFAS 123(R), we expect to record aggregate non-cash compensation expense over the three-year vesting period of approximately $0.7 million. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.97%; dividend yield of 0.0%; volatility factor of the expected market price of TCM’s common stock of         .336; and a weighted average expected life of the options of 5.75 years.
     Valuation and Impairment Testing of Intangible Assets — In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we do not amortize goodwill and certain intangible assets with indefinite useful lives. Instead, SFAS 142 requires that we review goodwill and intangible assets deemed to have indefinite useful lives for impairment on at least an annual basis. We perform our annual impairment review during the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate that such assets might be impaired.
     Intangible assets are comprised of FCC licenses and goodwill, each of which is required to be considered an indefinite-lived asset. Accordingly, we do not amortize these assets. Other separately identified definite-lived intangible assets include customer relationships, trademarks and tradenames. These assets are being amortized over their estimated useful lives. Customer relationships are amortized using an accelerated method over a period of 15 years, based on the estimated future economic benefit. Trademarks and tradenames are being amortized over 6 and 15 years, respectively, using a straight-line method, which approximates the estimated future economic benefit. For the three months ended March 31, 2006, we recorded amortization expense of $0.6 million in connection with our definite-lived intangible assets.
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
     Earnings Per Share — Basic earnings per share excludes any dilutive effects of stock options, convertible preferred stock and accrued preferred stock dividends potentially paid in common stock. In periods where they are anti-dilutive, such amounts are excluded from the calculation of dilutive earnings per share.
     The number of shares used to calculate basic earnings per share in the Condensed Combined and Consolidated Statement of Operations for the three months ended March 31, 2005 was based on the 4,870,000 shares of our common stock issued in connection with the Spin-off, whereas such amount for the three months ended March 31, 2006 was based on the weighted average number of shares outstanding for such period of 5,131,000 shares.
NOTE 2 — ACQUISITION OF BULL RUN CORPORATION
     On December 30, 2005, we acquired Bull Run Corporation pursuant to the terms of an Agreement and Plan of Merger dated as of August 2, 2005. Aggregate consideration paid in connection with our acquisition of Bull Run Corporation, net of cash acquired, was approximately $29,622,000 which included common stock (totaling 258,000 shares) valued at $3,173,000 and series A and series B preferred stock totaling 20,890 and 6,050 shares, respectively, valued at $16,760,000 and $4,380,000, respectively.

     A reconciliation of the aggregate consideration paid to the net fair value of assets and liabilities acquired follows (amounts in thousands):

Bull Run debt repaid at closing	$72,124
Common and preferred stock issued	24,313
Redemption of Bull Run preferred stock	2,825
Assumption of Bull Run operating liabilities	2,484
Cash acquired at closing	(1,022)

$100,724

     Beginning December 31, 2005, the day immediately following the effective date of the Merger, the financial results of Bull Run were consolidated with those of our businesses. The Merger was accounted for under the purchase method of accounting, whereby a preliminary valuation of the assets and liabilities of the merged businesses was included as of the closing of business on December 30, 2005, based on an allocation of the purchase price. Such preliminary estimates will be adjusted once final valuations are derived, with any adjustment also affecting the carrying value of goodwill. The excess of the purchase price over assets acquired of approximately $68.9 million was recorded as goodwill.
     The estimated fair values of assets and liabilities acquired under the Merger are summarized as follows (amounts in thousands):

Receivables	$16,877
Other current assets	1,791
Property and equipment	4,044
Goodwill	68,948
Customer relationships, trademarks and tradenames	17,700
Other noncurrent assets	2,534
Deferred income taxes	15,744
Accounts payable and accrued expenses	(19,594)
Deferred revenue	(5,196)
Other noncurrent liabilities	(2,124)

$100,724

     Pro forma operating results for the three months ended March 31, 2005, assuming the Merger had been consummated as of January 1, 2005, would have been as follows (amounts in thousands, except share and per share data):

Operating revenues	$32,562
Operating income	$4,106
Income from continuing operations	$609
Net income	$808
Net income available to common stockholders	$537
Per share, basic and diluted:
Net loss available to common stockholders	$0.10
Pro forma weighted average shares outstanding	5,129,000
     The number of pro forma weighted average shares outstanding was determined based on the number of shares of our common stock issued in connection with the Spin-off and the Merger. These pro forma results are not necessarily indicative of actual results that might have occurred had the operations and management of the merged companies been combined in the prior year.

NOTE 3 — CORPORATE AND ADMINISTRATIVE EXPENSE
     For the three months ended March 31, 2005, our costs and expenses include allocations from Gray for centralized legal, accounting, treasury, real estate, information technology, engineering, and other Gray corporate services and infrastructure costs. These allocations have been determined on the basis that we and Gray considered to be reasonable reflections of the utilization of services provided to, or the benefits received by, us as wholly-owned subsidiaries or divisions of Gray during these periods. The basis for allocation included specifically identifying those elements that were not applicable to our operations and the remaining costs were allocated on the basis of revenue. For the three months ended March 31, 2005, allocated costs totaled $361,000. Prior to the Spin-off, Gray provided all capitalization for us.
NOTE 4 — TRANSACTIONS WITH AFFILIATED COMPANIES
     Insurance Contract with Georgia Casualty & Surety Co. — Effective December 30, 2005 following the Spin-off, we obtained certain workers’ compensation insurance coverage under an insurance contract with Georgia Casualty & Surety Co., which is a wholly-owned subsidiary of Atlantic American Corporation, a publicly traded company in which J. Mack Robinson (a significant shareholder of our Company) and certain of his affiliates have a substantial ownership interest, and a company of which Hilton H. Howell, a member of our board of directors and Mr. Robinson’s son-in-law, is an executive officer. Prior to the Spin-off, Gray had a similar insurance contract with the same company. For the three months ended March 31, 2005 our workers’ compensation insurance expense attributable to Gray’s insurance contract with Georgia Casualty was approximately $39,000, and for the three months ended March 31, 2006, our workers’ compensation insurance expense attributable to our insurance contract with Georgia Casualty was approximately $62,000.
     Rights-Sharing Agreement with Gray — Through a rights-sharing agreement by and between Host and Gray, effective prior to the Merger, we participate jointly with Gray in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities of one university. In Host’s role under the agreement with Gray, Host manages the preponderance of the revenue-generating and sales fulfillment activities and provides all administrative functions for Host and Gray. As a result, Host recognized the total revenues derived and expenses incurred in connection with services performed on behalf of the university, and Host expensed the amounts paid to Gray under the rights-sharing agreement as a rights fee. In April 2005, Host, Gray and the university entered into a new agreement for expanded sports marketing rights for an initial seven year term with an option to extend the license for three additional years. At the same time, Host and Gray entered into a new rights sharing agreement for the same 10-year period. Under the April 2005 agreement with Gray, subsequent to the Merger, we continue to recognize the total revenues derived and total expenses incurred in connection with services performed on behalf of the university, and expense amounts payable to Gray as a component of our rights fee expense. The amount payable to Gray will be 50% of the profit to be derived from these marketing activities, as determined at the conclusion of each contract year. Gray will also bear 50% of any losses. The new agreement with Gray also requires Gray to pay to the university 50% of the rights fees payable under the contract with the university as each rights fee installment payment becomes due. Such amounts paid by Gray during the contract year will be added to the annual settlement amount between us and Gray. As of March 31, 2006, accrued fees payable to Gray under the current rights-sharing agreement were $1,747,000. Our relationship with Gray is described further in other notes to these condensed combined and consolidated financial statements.

NOTE 5 — LONG-TERM DEBT
     Long-term debt outstanding as of December 31, 2005 and March 31, 2006 consists of the following (amounts in thousands):

	December 31,	March 31,
	2005	2006
First lien senior term loan	$90,000	$89,775
Second lien senior term loan	30,000	30,000
First lien revolving credit facility	1,939	0

	$121,939	$119,775

     On December 30, 2005, we entered into (i) a First Lien Secured Credit Agreement and (ii) a Second Lien Senior Secured Credit Agreement with Wachovia Bank, National Association, among others. The First Lien Secured Credit Agreement provides for a senior secured revolving credit facility in the aggregate principal amount of $20 million, which matures on December 30, 2009 (which we refer to as the “First Lien Revolving Credit Facility”) and a senior secured term loan facility in an aggregate principal amount of $90 million, which matures on June 30, 2010 (which we refer to as the “First Lien Term Loan Facility”). The Second Lien Credit Agreement provides for a senior secured term loan facility in the aggregate principal amount of up to $30 million, which matures on December 30, 2010 (which we refer to as the “Second Lien Credit Facility” and, together with the First Lien Credit Facility, collectively as the “Credit Facilities”). Proceeds of the Credit Facilities were used to fund a $40 million cash distribution to Gray in connection with the Spin-off, refinance all of Bull Run’s long-term debt in connection with the Merger, pay the cash portion of the Merger consideration, and pay transaction costs.
     Amounts under the First Lien Revolving Credit Facility may be borrowed, repaid and reborrowed by the Company from time to time until maturity. Interest for borrowings under the First Lien Credit Facility is currently based, at our option, on either (a) 2.25% per annum plus the higher of (1) the prime rate of interest announced or established by Wachovia from time to time, and (2) the Federal funds rate plus 0.50% per annum (the “Base Rate”) or (b) 3.25% per annum plus the applicable London Interbank Offered Rate (“LIBOR”) rate for Eurocurrency borrowings. If and when we meet certain leverage ratio criteria as set forth in the First Lien Secured Credit Agreement, our interest rate may decline at .25% increments to (a) 1.50% per annum above the Base Rate or (b) 2.50% per annum above the applicable LIBOR rate for Eurocurrency borrowings. We currently anticipate that we will not qualify for a reduction in our Base Rate of LIBOR applicable margins of 2.25% and 3.25%, respectively, for at least the next year. Interest under the Second Lien Credit Facility is based upon (a) 8.00% per annum above the Base Rate or (b) 9.00% per annum above the applicable LIBOR rate for Eurocurrency borrowings.
     Our term loan facilities under the First Lien Term Loan Facility and the Second Lien Credit Facility were fully drawn on the closing date, and $1,939,000 of the First Lien Revolving Credit Facility was drawn as of December 31, 2005, and none was drawn on the First Lien Revolving Credit Facility as of March 31, 2006. The credit facility is collateralized by substantially all of our assets.
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

NOTE 6 — INCOME TAXES
     The differences between the federal statutory tax rate of 34% and the effective tax rate of 38.1% and 44.1% for the three months ended March 31, 2005 and 2006, respectively, are principally due to state income taxes, and for 2006, interest expense related to our Series B preferred stock and other permanent differences, such as travel and entertainment expenses, which are not fully deductible for tax purposes. Permanent differences are expected to represent a high percentage of our income before income taxes for the current fiscal year. As a result, our effective tax rate for the fiscal year may vary significantly from the effective tax rate for the three months ended March 31, 2006.
NOTE 7 — PREFERRED STOCK
     As of March 31, 2006, 20,890 shares of our series A redeemable, convertible preferred stock (which we refer to as Series A Preferred Stock) were outstanding, having an aggregate face value of $20,890,000 and a carrying value of $16,823,000 at March 31, 2006, all of which are convertible into shares of our common stock (a) at the holder’s option, at any time after December 30, 2006, or (b) at our option, upon a change of control or liquidation event at a conversion price equal to a 40% premium above the greater of (i) the 30-day average trading price of our common stock for the period beginning on June 30, 2006, or (ii) $16.54 per share. Each holder of the Series A Preferred Stock is entitled to receive dividends at an annual rate of $40 per share in cash or in additional shares of Series A Preferred Stock, at our option. We currently do not anticipate that cash dividends will be paid for the foreseeable future. The liquidation and redemption price of the Series A Preferred Stock is $1,000 per share and dividends are cumulative. We have the option to redeem the Series A Preferred Stock at any time after December 30, 2010 at the liquidation value, which includes accrued dividends, but in any case we are required to redeem all outstanding Series A Preferred Stock on or prior to August 2, 2020. As of March 31, 2006, all outstanding shares of Series A Preferred Stock were held by Mr. J Mack Robinson, who also beneficially owns approximately 10% of our common stock.
     As of March 31, 2006, 6,050 shares of our series B convertible preferred stock (which we refer to as Series B Preferred Stock) were outstanding, having an aggregate face value of $6,050,000 and a carrying value of $4,403,000 at March 31, 2006, all of which are convertible into shares of our common stock at our option, upon a change of control or liquidation event at a conversion price equal to a 40% premium above the greater of: (i) the 30-day average trading price of our common stock for the period beginning June 30, 2006, or (ii) $16.54 per share. Each holder of the Series B Preferred Stock is entitled to receive dividends at an annual rate of $60 per share in cash or in additional shares of Series B Preferred Stock, at our option. We currently do not anticipate that cash dividends will be paid for the foreseeable future. The liquidation and redemption price of the Series B Preferred Stock is $1,000 per share and dividends are cumulative. We have the option to redeem the Series B Preferred Stock at any time after December 31, 2010 at the liquidation value, which includes accrued dividends, but in any case we are required to redeem all outstanding Series B Preferred Stock on or prior to August 2, 2021. As of March 31, 2006, all shares of Series B Preferred Stock were held by Mr. Robinson.
     All shares of preferred stock rank, as to payment of dividends and as to distribution of assets upon liquidation or dissolution of our Company, on a parity with all other currently issued preferred stock and any preferred stock issued by us in the future, and senior to our currently issued common stock and common stock issued in the future. The difference between the carrying value and face value of each series of preferred stock will be accreted using the interest method through the applicable mandatory redemption date of the series of preferred stock. Accordingly, for the three months ended March 31, 2006, accretion in the amount of approximately $62,000 and $23,000 was recognized as a component of series A preferred stock dividends accrued and interest expense related to series B preferred stock, respectively.

NOTE 8 — OTHER COMPREHENSIVE INCOME
     A reconciliation of net income to comprehensive income follows (amounts in thousands):

	Three Months Ended
	March 31,
	2005	2006

Net income	$1,557	$735
Other comprehensive income, change in the valuation of an interest rate swap agreement, net of tax of $75		120

Comprehensive income	$1,557	$855

     We entered into an interest rate swap agreement in February 2006, effective June 6, 2006, to manage our debt profile. Changes in the value of this interest rate swap agreement, as determined by the interest rates as of the beginning and end of each reporting period, results in comprehensive income or loss during the life of the swap agreement.
NOTE 9 — EMPLOYEE BENEFIT PLANS
     Stock Options and Other Equity Compensation Plans — Our 2005 Long Term Incentive Plan, referred to as the 2005 Incentive Plan, reserves 1,000,000 shares of our common stock for issuance of stock options, restricted stock awards, stock appreciation rights and performance awards, pursuant to which certain options were granted as discussed in Note 1. The terms and condition of such awards are determined at the sole discretion of our board of directors or a committee designated by the Board to administer the plan. In February 2006, each of the seven members of our board of directors received an award of 5,000 shares of our common stock, subject to a vesting schedule whereby 1,000 shares vest annually as of each December 31 from December 31, 2006 through 2010. In connection with such awards, we will record $263,000 of non-cash compensation expense over the five-year vesting period, of which $7,000 was recognized in the three months ended March 31, 2006.
     As a result of the Merger and the resulting exchange of options to purchase Bull Run common stock for options to purchase shares of our common stock, certain of our employees hold options to acquire shares of our common stock at exercise prices ranging from $40.14 to $1,513.85 per share. All of these options were fully vested as of the date of the Merger. As of December 31, 2005, options for 7,096 shares were outstanding, having a weighted average exercise price of $501.92 per share. During the three months ended March 31, 2006, options for 128 shares having a weighted average exercise price of $382.49 per share were forfeited, no options were granted and no options were exercised. As of March 31, 2006, options for 6,968 shares were outstanding, having a weighted average exercise price of $504.11 and a weighted average remaining life of 3.1 years.
     Employee Benefit Plans — Effective January 1, 2006, we began providing retirement benefits to substantially all of our employees with one or more years of service, in the form of a plan referred to as the TCM 401k Plan, intended to meet the requirements of section 401(k) of the Internal Revenue Code of 1986. Under the TCM 401k Plan, our employees may contribute up to the maximum allowable under federal law, and the Company will match up to 50% of the first 6% contributed by the employee, in the form of contributions of our common stock.
     Prior to the Spin-off, Gray offered a similar 401k retirement plan that included both matching and voluntary employer contributions, made in the form of Gray common stock, for employees that participated in the plan. Bull Run also provided a 401k retirement plan to its employees prior to the Merger. In January 2006, the assets of the Gray plan with respect to employees of TCM, including outstanding employee loans, were transferred into the TCM 401k Plan, and the Bull Run 401k plan was merged into the TCM 401k Plan.
     Total contributions under the Gray 401k plan prior to the Spin-off, recorded by us as a non-cash expense, totaled $78,000 for the three months ended March 31, 2005. Total contributions under the TCM

401k Plan following the Spin-off, recorded by us as a noncash expense, totaled $86,000 for the three months ended March 31, 2006.
     Certain of our eligible employees participated in a defined benefit pension plan sponsored by Gray. The pension plan covered substantially all of our full-time employees prior to the Spin-off with one or more years of service. We recorded pension expense as allocated to us by Gray of $143,000 for the three months ended March 31, 2005. In connection with the Spin-off, the participants in the pension plan were terminated from the Gray pension plan and their respective earned benefit through the date of the Spin-off became fully vested and has remained a liability of Gray, not TCM, under the terms of Gray’s pension plan. Consequently, we incur no pension expense subsequent to the Spin-off.
NOTE 10 — INFORMATION ON BUSINESS SEGMENTS
     We operate in four reportable segments: newspaper publishing, collegiate marketing and production services, association management services and wireless. The following tables present certain financial information concerning our reportable segments (amounts in thousands):

	Three Months Ended
	March 31,
	2005	2006

Operating revenues:
Publishing	$11,188	$11,149
Collegiate marketing and production services		18,967
Association management		2,224
Wireless	1,986	1,725

Total operating revenue	$13,174	$34,065

Operating income:
Publishing	$2,458	$2,287
Collegiate marketing and production services		2,074
Association management		150
Wireless	57	81

Total operating income	2,515	4,592

Interest expense		(3,015)
Debt issue cost amortization		(263)

Income before income taxes	$2,515	$1,314

     During the three months ended March 31, 2005 and 2006, the newspaper publishing segment operated five daily newspapers in five different markets located in Georgia and Indiana. As more fully discussed in Note 12, effective April 1, 2006, we exchanged The Goshen News located in Goshen, Indiana for three newspapers in Georgia. The collegiate marketing and production services and association management services segments, headquartered in Lexington, Kentucky, serve customers in multiple locations throughout the country. The wireless operations are located in Florida, Georgia, and Alabama. Our newspaper publishing operations derive their revenue from three sources: retail advertising, circulation and classified advertising. Collegiate marketing and production services operations revenue is derived from primarily radio and print advertising, sales of corporate sponsorships and product sales related to marketing and promotion of collegiate sports teams and events. Association management services segment revenue is derived primarily from fees related to services such as membership management and recruitment activities, financial reporting, accounting, marketing, publishing, education, event management, Internet web site management, and hospitality and convention planning and production activities. Wireless revenue is derived primarily from the sale of pagers and paging services, cellular telephone equipment, accessories and services. Inter-segment revenues are not material and have been eliminated in the amounts presented in the table. Corporate and administrative expenses are allocated to the segment based on net segment revenues.

NOTE 11 — COMMITMENTS AND CONTINGENCIES
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
NOTE 12 — SUBSEQUENT EVENTS
     On April 7, 2006, we entered into an asset exchange agreement with another party, dated as of April 1, 2006, to exchange The Goshen News for the Clayton News Daily, Clayton News Weekly, Henry Daily Herald and Jackson Progress-Argus, referred to as the South Atlanta Properties. Subject to the terms and conditions of the agreement, effective as of April 1, 2006, the other party assumed the operating assets and assumed and became liable and otherwise responsible for the operating liabilities and obligations of The Goshen News, and we assumed the operating assets and assumed and became liable for the liabilities of the South Atlanta Properties.
     At closing, we paid the other party $551,000, which represented the difference between the net working capital balances of The Goshen News as compared to the net working capital balances of the South Georgia Properties based on the respective balance sheets as of February 28, 2006, and by June 30, 2006 we expect to receive from the other party (or pay to the other party) an amount to settle the difference in net working capital as of March 31, 2006 compared to the amount paid by us in connection with the comparison of the February 28, 2006 net working capital balances.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
  Overview
     All references to Triple Crown Media, Inc., the “Company,” “TCM,” “we,” “us,” or “our” refer to the combined and consolidated businesses. For information related to the Spin-Off and Merger, refer to Note 1 to the condensed combined and consolidated financial statements contained in Item 1 of this Form 10-Q.
     We derive revenue from our Newspaper Publishing, Collegiate Marketing and Production Services, Association Management Services, and the GrayLink Wireless operations. Sources of our revenues are discussed in Note 10 to the Condensed Combined and Consolidated Financial Statements.
     Our Newspaper Publishing operations’ advertising contracts are generally entered into annually and provide for a commitment as to the volume of advertising to be purchased by an advertiser during the year. Our newspaper publishing operations’ advertising revenues are primarily generated from local advertising and are generally highest in the second and fourth quarters of each year.
     Industry wide, newspaper subscriber circulation levels have been slowly declining. From March 31, 2005 to March 31, 2006, our aggregate daily circulation has declined approximately 1%.
     Our Newspaper Publishing operations’ primary operating expenses are employee compensation, related benefits and newsprint costs. Our Newspaper Publishing operations have experienced significant variability in its newsprint costs in recent years. Historically, for the newspaper publishing industry, the price of newsprint has been cyclical and volatile, reaching approximately $587 per metric ton in 1998 and dropping to approximately $455 per metric ton in 2002. The industry average price for the three months ended March 31, 2006 and 2005 was $655 and $580 per metric ton, respectively. During 2005 the price increased steadily and at December 31, 2005 the price was $645 per metric ton. Prices fluctuate based on factors that include both foreign and domestic production capacity and consumption. Price fluctuations can have a significant effect on our results of operations. We seek to manage the effects of increases in prices of newsprint through a combination of technology improvements, page width and page count reductions, inventory management and advertising and circulation price increases. In addition, newspaper production costs are variable based on circulation and advertising volumes.
     On April 7, 2006, we entered into an asset exchange agreement with another party, dated as of April 1, 2006, to exchange The Goshen News for the Clayton News Daily, Clayton News Weekly, Henry Daily Herald and Jackson Progress-Argus, referred to as the South Atlanta Properties. Subject to the terms and conditions of the agreement, effective as of April 1, 2006, the other party assumed the operating assets and assumed and became liable and otherwise responsible for the operating liabilities and obligations of The Goshen News, and we assumed the operating assets and assumed and became liable for the liabilities of the South Atlanta Properties.
     Since our Collegiate Marketing and Production Services business and our Association Management Services business were acquired on December 30, 2005, their operating results did not contribute to our results of operations for the three months ended March 31, 2005. Our Collegiate Marketing and Production Services business provides sports marketing and production services to a number of collegiate conferences and universities, and through a contract with CBS Sports, on behalf of the National Collegiate Athletic Association, or NCAA. Our Association Management Services business provides various associations with services such as member communication, recruitment and retention, conference planning, Internet web site management, marketing and administration. For additional information regarding our Collegiate Marketing and Production Services business and our Association Management Services business, refer to “Critical Accounting Policies — Revenue Recognition and Rights Fee Expenses” of this Item 2 of Form 10-Q.
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

Revenues
     Set forth below are the principal types of revenues derived by our operations for the three months ended March 31, 2005 and 2006 and the percentage contribution of each to our total revenues (dollars in thousands):

	Three Months Ended March 31,
	2005		2006
	Amount	%	Amount	%
Publishing:
Retail	$6,152	46.7%	$6,021	17.7%
Classifieds	3,501	26.6%	3,604	10.6%
Circulation	1,414	10.7%	1,393	4.1%
Other	121	0.9%	131	0.4%

	$11,188	84.9%	$11,149	32.7%

Collegiate Marketing & Production Services:
Advertising and sponsorship			$15,285	44.9%
Product sales and production services			2,192	6.4%
Station rights fees and other			1,489	4.4%

			$18,967	55.7%

Association Management Services:
Management services			$1,614	4.7%
Advertising and other			610	1.8%

			$2,224	6.5%

Wireless:
Lease, sales and service	$1,986	15.1%	$1,725	5.1%

Total Revenues	$13,174	100.0%	$34,065	100.0%

Results of Operations
  Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005
     The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements for the three months ended March 31, 2005 and 2006, which are contained herein. The results of operations for the three months ended March 31, 2005 did not include the Collegiate Marketing and Production Services or Association Management segments acquired in the Merger with Bull Run on December 30, 2005.
     Revenues. Total revenues for the three months ended March 31, 2006 increased from approximately $13.2 million for the three months ended March 31, 2005 to approximately $34.1 million.
•	Newspaper Publishing revenues of approximately $11.1 million for the three months ended March 31, 2006 were, in the aggregate, approximately the same as revenues for the three months ended March 31, 2005. Total retail advertising revenue declined 2%, whereas classified advertising revenue increased 3%. The decrease in retail advertising revenue was due largely to declines at The Albany Herald, which has been affected by the loss of certain advertisers, offset by growth at The Gwinnett Daily Post. Classified advertising revenues increased at all of our newspaper properties, led by The Albany Herald.

•	Collegiate Marketing and Production Services revenue was approximately $19.0 million for the three months ended March 31, 2006. This business segment was acquired in the Merger and, as such, there was no revenue recognized by us related to this business segment for the three months ended March 31, 2005. Revenue for this segment was approximately $17.5 million for the three months ended March 31, 2005, all of which was derived prior to the Merger. The increase was primarily attributable to the expansion of marketing rights available under contract extensions with certain universities and an increase in revenues derived from rights available under existing contracts.

•	Association Management revenue was approximately $2.2 million for the three months ended March 31, 2006. This business segment was acquired in the Merger and, as such, there was no revenue recognized by us related to this business segment for the three months ended March 31, 2005. Revenue for this segment was approximately $1.9 million for the three months ended March 31, 2005 all of which was derived prior to the Merger. The increase was primarily attributable to an association management contract added in May 2005.

•	GrayLink Wireless revenue decreased 13% to approximately $1.7 million for the three months ended March 31, 2006 compared to approximately $2.0 million for the three months ended March 31, 2005. Our GrayLink Wireless business had approximately 37,800 and 31,100 pagers in service as of March 31, 2005 and 2006, respectively. The number of pagers in service decreased as a result of increased competition from other communication services and products such as cellular telephones. The number of pagers in service has declined over the past several years. The decrease in revenue from the sale and leasing of pagers has been partially offset by reselling cellular telephone services. Paging revenue, excluding revenue from reselling cellular telephone services, accounted for approximately $1.1 million of total GrayLink Wireless revenue in 2005 compared to approximately $0.9 million in 2006. The trend of declining GrayLink paging revenue is expected to continue in the future.
     Operating expenses. Operating expenses for the three months ended March 31, 2006 increased from approximately $10.7 million for the three months ended March 31, 2005 to approximately $30.0 million.
     Newspaper Publishing expenses, before depreciation and amortization, decreased 1% to approximately $8.0 million.
•	Newsprint expenses increased 7% to approximately $1.4 million. The increase in newsprint expense was primarily due to the increase in average cost per metric ton of standard newsprint by $69 per metric ton since March 31, 2005. Total usage was approximately 2,900 and 2,700 metric tons for the three months ended March 31, 2005 and 2006, respectively. The $69 per metric ton average price increase resulted in approximately $0.2 million of the increase in newsprint costs for the three months ended March 31, 2006 compared to same period during 2005.

•	Newspaper Publishing payroll expenses increased 2% to approximately $3.8 million.

•	Newspaper Publishing transportation service costs, which are primarily outsourced, increased 10% to approximately $1.1 million in the three months ended March 31, 2006 compared to approximately $1.0 million for the three months ended March 31, 2005. The increase between the periods reflects general increases in fuel costs, which resulted in higher rates paid to independent contractors.

•	Newspaper Publishing repairs and maintenance expense decreased nearly 60% to approximately $57,000 in the three months ended March 31, 2006 compared to approximately $137,000 for the three months ended March 31, 2005. The decrease in expense was primarily the result of repairs to a printing press and other production equipment at The Gwinnett Daily Post and Albany Herald in 2005.
     Collegiate Marketing and Production Services expenses for the three months ended March 31, 2006 were approximately $15.8 million. This business segment was acquired in the Merger and, as such, there was no expense recognized by us related to this business segment for the three months ended March 31, 2005.
     Association Management expenses for the three months ended March 31, 2006 were approximately $1.7 million. This business segment was acquired in the Merger and, as such, there was no revenue recognized by us related to this business segment for the three months ended March 31, 2005.

     Corporate and administrative expenses for the three months ended March 31, 2006 of approximately $1.3 million included approximately $0.3 million of expense incurred in connection with the combination of the merged businesses and services related thereto. For periods in 2005 prior to the Spin-off, corporate and administrative expenses include only costs allocated to us by Gray, and therefore do not include certain costs incurred by a separate, stand-alone company.
     Depreciation of property and equipment totaled approximately $0.4 million and $0.6 million for the three months ended March 31, 2005 and 2006, respectively.
     Amortization expense in connection with definite-lived intangible assets acquired in the Merger was $0.6 million during the three months ended March 31, 2006.
     Interest expense. Interest expense incurred in connection with our Credit Facilities was approximately $2.9 million for the three months ended March 31, 2006. Interest expense related to our Series B preferred stock, a noncash expense, was approximately $0.1 million for such period. There was no interest expense recorded in the three months ended March 31, 2005, since prior to the Spin-off, Gray provided all capitalization for the Company.
     Debt issue cost amortization. Amortization of costs incurred in connection with our Credit Facilities were approximately $0.3 million for the three months ended March 31, 2006. Such costs are being amortized over four years. There was no such expense in 2005 prior to the Spin-off since Gray provided all capitalization for the Company.
     Income tax expense. Income tax expense was approximately $1.0 million and $0.6 million for the three months ended March 31, 2005 and 2006, respectively. The effective tax rate was approximately 38.1% and 44.1% for each period, respectively. For periods in 2005 prior to the Spin-off, the tax provision was based on an allocation of income tax expense by Gray. Permanent differences are expected to represent a high percentage of our income before income taxes for the current fiscal year. As a result, our effective tax rate for the fiscal year may vary significantly from the effective tax rate for the three months ended March 31, 2006.
Liquidity and Capital Resources
  General
     The following tables present data that we believe is helpful in evaluating our liquidity and capital resources (amounts in thousands):

	Three Months Ended
	March 31,
	2005	2006
Net cash provided by operating activities	$3,613	$2,005
Net cash used in investing activities	(345)	(297)
Net cash used in financing activities	(3,568)	(2,639)

Net decrease in cash and cash equivalents	$(300)	$(931)

	December 31,	March 31,
	2005	2006
Cash and cash equivalents	$1,473	$542
Long-term debt, including current portion	$121,939	$119,775
  Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005
     Net cash provided by operating activities decreased approximately $1.6 million primarily due to (a) approximately $1.8 million of interest paid in 2006, whereas, in 2005, no interest was required to be paid; a decrease of approximately $1.0 million in accounts receivable in 2005 compared to an increase of approximately $0.1 million in 2006; and a reduction of approximately $1.9 million in deferred revenue in 2006 compared to substantially no change in 2005; offset by (b) an increase in accounts payable and accrued expenses in 2006 of approximately $0.7 million compared to an increase of approximately $0.3 million in 2005; and an increase in 2006 of $2.7 million in operating income before non-cash depreciation, amortization, and the gain or loss on the disposal of assets.
     Net cash used in investing activities decreased approximately $0.1 million due to a reduction in capital expenditures in 2006 compared to 2005.
     Net cash used in financing activities decreased approximately $1.0 million due to changes in the capital structure of our Company. In 2006, we had repayments, net of borrowings, of our Credit Facilities totaling approximately $2.2 million and paid approximately $0.4 million of our accrued distribution to Gray for reimbursement of certain expenses paid by Gray in 2006 in connection with the Spin-off, whereas in 2005, we transferred cash to Gray of approximately $3.6 million.
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
  Contractual Obligations as of March 31, 2006 (amounts in thousands):

	Payment Due by Period
		Less Than	1-3 Years	3-5 Years	More Than
		1 Year	(April 1, 2007 to	(April 1, 2009 to	5 Years (After
Contractual Obligations	Total	(March 31, 2007)	March 31, 2009)	March 31, 2011)	March 31, 2011)
Long-term debt obligations	$119,775	$900	$1,800	$117,075	$0
Interest obligations (1)	48,966	11,391	22,611	14,964	0
Operating lease obligations (2)	5,722	1,665	1,864	1,533	660
Purchase obligations (3)	113,734	18,590	28,610	20,848	45,686

	$288,197	$32,546	$54,885	$154,420	$46,346

(1)	Interest obligations assume the LIBOR rate in effect as of March 31, 2006, as adjusted for the fixed interest rate under the interest rate swap agreement for the period during which the interest rate swap agreement will be effective. Interest obligations are presented through the maturity dates of each component of the credit facilities.

(2)	Operating lease obligations represent payment obligations under non-cancelable lease agreements classified as operating leases and disclosed pursuant to Statements of Financial Accounting Standards No. 13, “Accounting for Leases”, as may be modified or supplemented. These amounts are not recorded as liabilities as of the current balance sheet date. Operating lease obligations are presented net of future receipts on contracted sublease arrangements totaling approximately $0.8 million as of March 31, 2006.

(3)	Purchase obligations primarily consist of future guaranteed rights fee commitments to associations or institutions under contractual arrangements of typically three to ten years, which expire at varying times through 2016.

     Dividends on Series A Preferred Stock and Series B Preferred Stock are payable annually at an annual rate of $40 and $60 per share, respectively, in cash or issuance of the respective preferred stock, at the Company’s option. If we were to fund dividends accruing during the twelve months ending March 31, 2007 in cash, the total obligation would be approximately $1.2 million based on the number of shares of Series A and Series B Preferred Stock outstanding as of March 31, 2006.
     We currently anticipate that the cash requirements for capital expenditures, operating lease commitments and working capital with respect to the Newspaper Publishing business and the GrayLink Wireless business over the next few years will be generally consistent, in the aggregate, with historical levels and would likely be funded from cash provided by operating activities. Further, we currently anticipate that the recently-acquired Collegiate Marketing and Production Services and Association Management Services businesses will not require significant investments in working capital from year to year, although the seasonality of the Collegiate Marketing and Production Services business causes seasonal cash requirements for working capital. These seasonal cash requirements, and any year to year cash requirements, would likely be funded from cash provided by operating activities. In the aggregate, total capital expenditures are not expected to exceed $2 million for the twelve months ending March 31, 2007.
     On December 30, 2005, we entered into a senior secured credit facility for debt financing in an aggregate principal amount of up to $140 million, consisting of (1) a 4-year $20 million revolving credit facility, a 4.5-year $90 million first lien term loan and a 5-year $30 million second lien term loan. The interest rate is based on the bank lender’s base rate (generally reflecting the lender’s prime rate) or LIBOR plus in each case a specified margin, and for revolving and first lien term loan advances, the margin is based upon our debt leverage ratio as defined in the agreement. The initial margin for revolving and first lien term loan advances is 2.25% for base rate advances and 3.25% for LIBOR advances. The specified margin for second lien term loan advances is 8.0% for base rate advances and 9.0% for LIBOR advances. As of March 31, 2006, the interest rates on the first lien and second lien term loans were approximately 8.1% and 13.6%, respectively.
     The credit facility is collateralized by substantially all of our assets. The agreement contains certain restrictive provisions which include, but are not limited to (a) requiring us to maintain certain financial ratios and (b) limit our ability to (i) incur additional indebtedness; (ii) make certain acquisitions or investments; (iii) sell assets; or (iv) make other restricted payments, including dividends, as defined in the agreement.
     With the consummation of the Merger and the refinancing, the cash required to service the anticipated debt described above increased substantially. The first lien term loan facility requires amortization of $225,000 per quarter beginning March 31, 2006. Aggregate interest expense on the first and second lien term loans is currently anticipated to initially be approximately $11 to $12 million per year. The cash required to service the debt is currently expected to be funded from cash generated by operating activities. We have access to the $20 million First Lien Revolving Credit Facility to support cash liquidity needs, subject to debt leverage ratio requirements tested as of the end of each quarterly period. At March 31, 2006, our term loans were fully funded and no amounts were borrowed under the revolving credit facility. Based on the calculated debt leverage ratio as of March 31, 2006, we would have had access of up to approximately $5.3 million of additional borrowing capacity of the First Lien Revolving Credit Facility on March 31, 2006, and $20 million immediately thereafter.
Certain Relationships
     Effective at the time of the Spin-off, we obtained certain workers compensation insurance coverage under an insurance contract with Georgia Casualty & Surety Co., which is a wholly-owned subsidiary of Atlantic American Corporation, a publicly traded company in which J. Mack Robinson (beneficial owner of approximately 10% of the outstanding shares of our common stock and all of the outstanding shares of our preferred stock) and certain of his affiliates have a substantial ownership interest, and a company of which Hilton H. Howell, a member of our board of directors and Mr. Robinson’s son-in-law, is an executive officer. Prior to the Spin-off, Gray had a similar insurance contract with the same company. Our annual workers’ compensation insurance expense attributable to Gray’s insurance contract with Georgia Casualty was approximately $0.2 million 2005 and is expected to be approximately $0.2 million in the year ending December 31, 2006.
     Through a rights-sharing agreement with Gray expiring in 2015, subsequent to the Merger, we participate jointly with Gray in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities of one university. In our role under the agreement with Gray, we manage the preponderance of the revenue-generating and sales fulfillment activities and provide all administrative functions for us and Gray. As a result, we recognize the total revenues derived and expenses incurred in connection with services performed on behalf of the university, and expense amounts paid to Gray under the rights-sharing agreement as a rights fee. The amount payable to Gray is 50% of the profit derived from these marketing activities, as determined at the conclusion of each contract year. Gray also bears 50% of any losses. The agreement with Gray also requires Gray to pay to the university 50% of the rights fees payable under the contract with the university as each rights fee installment payment becomes due. Such amounts paid by Gray during the contract year are added to the annual settlement amount between us and Gray.
Critical Accounting Policies
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We consider the following accounting policies to be critical policies that require judgments or estimates in their application where variances in those judgments or estimates could make a significant difference to future reported results.
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
     In certain circumstances, we enter into contractual arrangements with associations or institutions that we represent in various capacities that involve payment of guaranteed rights fees. Guaranteed rights fee expense that is not related to specific events is recognized evenly over each annual term specified in the contract. Our contractual arrangements with associations or institutions may also involve net profit sharing arrangements based on the net profit associated with services rendered under the contract. Profit split expense is accrued over the contract period, based on estimates, and is adjusted at the end of the contract term in order to reflect the actual profit split. Estimates used in the determination of profit split expense are updated monthly and adjusted to actual when the profit split settlement is determined at the end of each contract year.

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
  Valuation and Impairment Testing of Intangible Assets
     In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we do not amortize goodwill and certain intangible assets with indefinite useful lives. Instead, SFAS 142 requires that we review goodwill and intangible assets deemed to have indefinite useful lives on at least an annual basis. We perform our annual impairment review during the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate that such assets might be impaired.
     The impairment analysis is based on our estimates of the net present value of future cash flows derived from each reporting unit in order to determine the estimated market value. The determination of estimated market value requires significant management judgment including estimating operating cash flow to be derived in each reporting unit for several years, changes in working capital, capital expenditures and the selection of an appropriate discount rate. A future reduction in the estimated net present value of future cash flows derived from an affected reporting unit could result in an impairment charge, Factors potentially leading to a reduction of the estimated net present value of future cash flows could include (i) the loss of a significant customer or contract, (ii) significantly less favorable terms of new contracts and contract renewals, and (iii) prolonged economic downturns affecting advertising spending.
     For purposes of testing goodwill impairment, each of the Gwinnett Daily Post, Rockdale/Newton Citizen, and our recently-acquired Collegiate Marketing and Production Services business, Association Management Services business and South Atlanta Properties are each considered a separate reporting unit. There is no recorded goodwill associated with the Albany Herald or the GrayLink Wireless business.
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
     In 2004, the Emerging Issues Task Force (“EITF”), and the Staff of the U.S. Securities and Exchange Commission (referred to herein as the SEC) clarified their position on the use of the residual method for valuation of acquired assets other than goodwill which is referred to as topic D-108. The SEC Staff stated that the residual method does not comply with the requirements of SFAS No. 141 when used to value certain intangible assets that arise from legal or contractual rights. Accordingly, the SEC Staff stated that the residual method should no longer be used to value intangible assets other than goodwill. Under these rules, we have been required to apply the income approach for such assets acquired in business combinations completed after September 29, 2004. FCC licenses acquired by us prior to January 1, 2002 were valued using the residual value methodology. During the first quarter of 2005, we adopted the income approach, as required by the SEC, and performed a valuation assessment of our FCC licenses using the income approach. Adoption of this provision did not materially affect our financial statements.

     Goodwill and intangibles, net of accumulated amortization, were approximately $104.2 million as of December 31, 2005 and $103.6 million as of March 31, 2006, of which, goodwill was approximately $85.7 million as of each date. The carrying value of goodwill and acquired intangibles, net of accumulated amortization, represented approximately 62% of our total assets as of March 31, 2006.
     Deferred Income Taxes
     Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on certain deferred tax assets if it is more likely than not that some or all of these deferred tax assets will not be realized. We do not anticipate that all of our available net operating loss carryforward amounts for tax purposes obtained in the Merger which total approximately $74 million for federal income tax purposes, will ultimately be realized, due to their expiration or other limitations on utilization. As a result, as of March 31, 2006, we have recognized a valuation allowance of approximately $9.5 million for net deferred tax assets. If and when we revise our estimate of the benefit expected to be derived from the net operating loss carryforward, the valuation allowance may be modified. Increases in the valuation allowance could increase the tax provision or decrease the tax benefit recognized in the period of the change in estimate. The net operating loss carryforward for federal tax purposes begins to expire in 2018. As a result of the availability of these net operating loss carryforwards, we currently do not anticipate that we will be required to make federal income tax payments until at least 2008 unless we have significant changes to our businesses.
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
     Interest Rate and Market Rate Risk
     We are exposed to changes in interest rates due to our financing of our acquisitions, investments and operations. Interest rate risk is present with both fixed and floating rate debt. Based on our debt profile as of March 31, 2006, a 100 basis point increase in market interest rates would increase interest expense and decrease pretax income (or increase pretax loss) by approximately $1.2 million annually. This amount was determined based on our floating rate debt. This amount does not include the effects of certain potential results of increased interest rates, such as reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in our financial structure that could occur if interest rates were higher.
     In February 2006, we entered into an interest rate swap agreement, effective June 6, 2006, to manage our debt profile, which will involve the exchange of interest at a fixed rate of 5.05% for interest equal to the 3-month LIBOR rate, without an exchange of the $60 million notional amount upon which the payments are based. The interest rate swap has been designated as a cash-flow hedge against the anticipated interest payments on $60 million of the first lien term loan. As a result of this interest rate swap and the resulting payment of interest at fixed rates on $60 million of our debt, the effect of 100 basis point in market interest rates on interest expense and pretax income or loss, assuming the interest rate swap agreement was effective as of the beginning of the year, would be $0.6 million less than indicated in the preceding paragraph.
     Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “believes,” “expects,” “anticipates,” “estimates,” and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe our future strategic plans, goals or objectives are also forward-looking statements. Readers of this Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events, and involve risks and uncertainties. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances. Actual results and events may differ materially from those in the forward-looking statements as a result of various factors, including the factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     See “Interest Rate and Market Rate Risk” in Item 2 of this Form 10-Q.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures
     We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, referenced herein as the Exchange Act. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     We carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures performed pursuant to Rule 13a-15 under the Exchange Act. Based on their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management.
     Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 identified in connection with the evaluation thereof by our management that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
          You should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, in Part I, Item 1A, Risk Factors. Any of those risks could have a material adverse effect on our financial condition and results of operations. The following risks factors have been modified from those appearing in our Annual Report on Form 10-K:
          In our Annual Report on Form 10-K, we disclosed that the proposed sale or swap of The Goshen News for another newspaper in connection with Gray’s acquisition of a television station may be more advantageous to Gray than to us and may impact our business on a going-forward basis, including imposing indemnification obligations on us and a deadline within which we must sell or swap The Goshen News, which may impair our bargaining position in connection with such sale or swap. We do not believe that these factors continue to be a risk for the Company. On April 7, 2006, the Company, Gray Publishing,

LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Triple Sub”) and Community First Holdings, Inc., a Delaware corporation (“Holdings”) entered into an asset exchange agreement, dated as of April 1, 2006 ( the “Agreement”). Subject to the terms and conditions of the Agreement, effective as of April 1, 2006, Holdings transferred, assigned and conveyed to Triple Sub and Triple Sub acquired from Holdings all of Holdings’ right, title and interest in and to the assets, properties, rights, interests and claims (other than certain excluded assets), that are used or held for use primarily in connection with the business and operations of the Clayton News Daily, Clayton News Weekly, Henry Daily Herald and Jackson Progress — Argus, including without limitation the publication of the Clayton News Daily, Clayton News Weekly, Henry Daily Herald and Jackson Progress — Argus and the operation of the Clayton News Daily, Clayton News Weekly, Henry Daily Herald and Jackson Progress — Argus, and in exchange thereof, Triple Sub transferred, assigned and conveyed to Holdings and Holdings acquired from Triple Sub all of Triple Sub’s right, title and interest in and to the assets, properties, rights, interests and claims (other than certain excluded assets), that are used or held for use primarily in connection with the business and operations of The Goshen News, including without limitation the publication of The Goshen News and the operation of The Goshen News.
Item 6. Exhibits

Exhibit 31.1	Rule 13 (a) — 14(a) Certificate of Chief Executive Officer

Exhibit 31.2	Rule 13 (a) — 14(a) Certificate of Chief Financial Officer

Exhibit 32.1	Section 1350 Certificate of Chief Executive Officer

Exhibit 32.2	Section 1350 Certificate of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPLE CROWN MEDIA, INC.

Date: May 15, 2006	by:	/s/ MARK G. MEIKLE

Mark G. Meikle
Executive Vice President and Chief Financial Officer