Form 10-KT
period 2006-06-30
Triple Crown Media, Inc.
filed 2006-09-29
CIK 1333291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☐	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
or

☑	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from	December 31, 2005	to	June 30, 2006

Commission File Number 000-51636
TRIPLE CROWN MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3012824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

546 East Main Street, Lexington, Kentucky	40508
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (859) 226-4678
Securities registered pursuant to Section 12(b) of the Act:
     Title of each class: Common Stock, $.001 par value Name of each exchange on which registered: Nasdaq
Securities registered pursuant to Section 12(g) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates was $36,545,994 based on the price at which Triple Crown Media Inc.’s common stock was last sold on September 20, 2006, as reported on the Nasdaq National Market. The number of shares outstanding of Triple Crown Media, Inc.’s common stock as of September 20, 2006 was 5,257,913.
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
None	Not Applicable

TRIPLE CROWN MEDIA, INC.
FORM 10-K
For the fiscal year ended June 30, 2006

PART I
Item 1. Business
General
     Until December 30, 2005, Triple Crown Media, Inc., or the Company, was comprised of integrated businesses owned and operated by Gray Television, Inc., or Gray, consisting of two reportable segments: Newspaper Publishing and GrayLink Wireless. On December 30, 2005, all shares of the Company’s common stock were distributed to shareholders of Gray, and as a result, the Company became a separate, stand-alone entity, independent of Gray, in a series of transactions referred to as the Spin-off. Immediately following the Spin-off, and also on December 30, 2005, Bull Run Corporation, or Bull Run, was merged into a wholly-owned subsidiary of the Company through the issuance of shares of the Company common stock in exchange for shares of Bull Run common stock, and the issuance of shares of the Company series A and series B convertible preferred stocks for certain shares of Bull Run preferred stock, in a transaction referred to as the Merger. As a result of the Merger, the Company is now comprised of its Newspaper Publishing and GrayLink Wireless segments, plus Bull Run’s Collegiate Marketing and Production Services segment and Association Management Services segment, both of which are operated by a wholly-owned subsidiary, Host Communications, Inc., or Host. Additional information concerning the Company’s reportable segments is included in Note 14 to the Company’s combined and consolidated financial statements included in this Form 10-K. Hereinafter, all references to Triple Crown Media, Inc., the “Company,” “TCM,” “we,” “us,” or “our” in this Part I of this Form 10-K refer to the combined businesses.
     Our Newspaper Publishing segment consists of the ownership and operation of six daily newspapers and one weekly newspaper with a total daily circulation as of June 30, 2006 of approximately 104,300 and a total Sunday circulation as of June 30, 2006 of approximately 138,100. Our newspapers are characterized by their focus on the coverage of local news and local sports. Newspaper Publishing revenue of $22.0 million comprised approximately 40.5% of our total revenues for the six months ended June 30, 2006.
     Host’s Collegiate Marketing and Production Services segment provides sports marketing and production services to a number of collegiate conferences and universities, and, through a contract with CBS Sports, on behalf of the National Collegiate Athletic Association, or NCAA. Collegiate Marketing and Production Services revenue for the six months ended June 30, 2006 was $24.2 million, representing approximately 44.5% of our revenues for such period.
     Host’s Association Management Services segment provides various associations with services such as member communication, recruitment and retention, conference planning, Internet web site management, marketing and administration. Association Management Services revenue for the six months ended June 30, 2006, was $4.7 million, representing approximately 8.6% of our revenues for such period.
     Our GrayLink Wireless segment is a provider of wireless services, primarily paging services, in non-major metropolitan areas in Alabama, Florida and Georgia, with approximately 29,000 paging units in service at June 30, 2006, and also operates 14 retail locations for wireless services in Alabama, Florida and Georgia. GrayLink sells cellular and personal communications phone services through alliance and dealer agreements with Sprint Nextel Corporation, as well as equipment and accessories. We are currently the fifth largest Nextel Partners, Inc. agent in the United States, and we have been designated as a Preferred Partner by Nextel Partners. GrayLink Wireless revenue of $3.5 million comprised approximately 6.4% of our total revenues for the six months ended June 30, 2006.

Spin-off and Merger
     Immediately prior to the distribution of our common stock in the Spin-off, pursuant to the terms of a separation and distribution agreement between Gray and TCM, Gray contributed (i) all of the membership interests of Gray Publishing, LLC, which owned and operated the Newspaper Publishing and GrayLink Wireless businesses and (ii) certain other assets to TCM. In the distribution of our common stock pursuant to the Spin-off, each Gray shareholder received (i) one share of our common stock for every 10 shares of Gray common stock that was owned on the date of the Spin-off and (ii) one share of our common stock for every 10 shares of Gray’s Class A common stock that was owned on the date of the Spin-off. On the date of the Spin-off, in partial consideration of the transfer of the membership interests to TCM, we distributed $44.6 million to Gray, including $4.6 million for transaction costs.
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
Newspaper Publishing Segment
     We own and operate six daily newspapers and one weekly newspaper, located in the Southeast with daily circulation ranging from approximately 2,700 to approximately 60,800 and Sunday circulation ranging from approximately 9,200 to approximately 103,200. We believe that our newspapers are an effective medium for advertisers to maximize their reach of the households in the markets served by our newspapers. Our newspapers focus on local content, including coverage of local youth, high school and college sports, as well as local business, politics, entertainment and cultural news. Each of our newspapers is tailored to its market in order to provide local content that radio, television and large metropolitan daily newspapers are unable to provide on a cost-effective basis because of their broader geographic coverage. Our newspapers also differentiate themselves from other forms of media by providing a cost-effective medium for local advertisers to target their customers. We maintain high product quality standards and use extensive process color and compelling graphic design to fully engage existing readers and to attract new readers.

     Our Newspaper Publishing revenues for the six months ended June 30, 2006 were derived 88% from advertising, 10% from paid circulation and 2% from commercial printing and other revenue. Our advertiser base is predominantly local, including the local stores and outlets of major regional and national retailers. Our newspapers seek to produce desirable results for local advertisers by targeting readers based on certain geographic and demographic characteristics. We seek to increase readership, and thereby generate traffic for our advertisers, by focusing on high product quality, compelling and often proprietary local content and creative and interactive promotions. Circulation sales are primarily generated through subscription sales and single copy sales. We promote single copy sales of our newspapers because we believe that such sales tend to generate higher profit margins than subscription sales, as single copy sales generally have higher per unit prices and lower distribution costs. Subscription sales, which provide readers with the convenience of home delivery, are an important component of our circulation base because these readers are very important to advertisers. From time to time, we publish special sections for our newspapers and niche publications. Such special sections and niche publications tend to increase readership within targeted demographic groups and geographic areas and provide opportunities for our newspapers to capture new or additional advertising revenue.
     Goshen/Jonesboro Swap
     On April 7, 2006, we entered into an asset exchange agreement with Community First Holdings, Inc. (CNHI), dated as of April 1, 2006, to exchange The Goshen News for the Jonesboro Group consisting of the Clayton News Daily, Clayton News Weekly, Henry Daily Herald and Jackson Progress-Argus. Subject to the terms and conditions of the agreement, effective as of April 1, 2006, CNHI assumed substantially all of the operating assets and assumed and became liable and otherwise responsible for substantially all of the operating liabilities and obligations of The Goshen News, and we assumed the operating assets and assumed and became liable for the liabilities of the Jonesboro Group. Accordingly, the results of operations for the six months ended June 30, 2006 include only the results of the Jonesboro Group operations for the three months ended June 30, 2006. The results of operations for The Goshen News, for the years ended December 31, 2003, 2004, and 2005 and the six months ended June 30, 2006, have been reclassified to discontinued operations for financial statement presentation. Additional information regarding the Jonesboro Group, its results of operations and its circulation are contained elsewhere in this Form 10-K.
     Operations
     We own and operate The Albany Herald, Gwinnett Daily Post, Rockdale Citizen/Newton Citizen and Jonesboro Group. The following sets forth information regarding our newspapers as of June 30, 2006:

	Year		Year		Principal	Daily	Sunday	Non-Daily
Newspapers	Originated		Acquired		Location	Circulation(1)	Circulation(1)	Distribution(2)
The Albany Herald	1891		1948		Albany, GA	23,100	25,700	38,500
Rockdale Citizen	1953		1994		Conyers, GA	6,300	9,200	n/a
Newton Citizen	2004	(3)			Covington, GA	4,300	n/a	n/a
Gwinnett Daily Post	1970	(4)	1995		Lawrenceville, GA	60,800	103,200	n/a
The Jackson Progress-Argus	1873		2006	(5)	Jackson, GA	4,200	n/a	n/a
The Henry Daily Herald	1867		2006	(5)	McDonough, GA	2,900	n/a	n/a
The Clayton News Daily	1964		2006	(5)	Jonesboro, GA	2,700	n/a	n/a

(1)	Circulation averages are derived from our internal records as of June 30, 2006. These internal records are subject to periodic independent audit by Certified Audit of Circulations, a circulation audit and research organization, but have not been audited as of June 30, 2006.

(2)	Non-Daily Distribution includes both paid and free distribution of the Albany Area Advertiser. Non-Daily Distribution reflects the averages according to the most recent internal reports.

(3)	In 2004, we began publication of the Newton Citizen.

(4)	The Gwinnett Daily Post was originally a weekly newspaper. In 1995, we began publishing the Gwinnett Daily Post on a daily basis.

(5)	The Jonesboro Group consists of three newspapers operated as a group sharing the printing facility at the Clayton News Daily. These newspapers were acquired in a swap transaction for the Goshen News as of April 1, 2006.
     The Albany Herald. The Albany Herald newspaper is located in Albany, Georgia and is published seven days a week to serve southwest Georgia. As of June 30, 2006, the Albany Herald has a daily circulation of approximately 23,100 and a Sunday circulation of approximately 25,700. The Albany Herald is the only daily newspaper in Albany, Georgia. The Albany Herald also produces a weekly advertising shopper and other niche publications. The Albany Area Advertiser is a shopper distributed weekly to all households in Dougherty and Lee counties. The Express is an advertising section distributed in selected zip codes, and The Emblem is a newspaper serving Marine Corps Logistics Base — Albany. Albany, situated in the Plantation Trace region, is the primary trade center for Southwest Georgia. The city lies at the head of the Flint River, 145 miles south of Atlanta. Although the economy of the Albany region was formerly principally agricultural, it has developed a diversified industrial economy which includes companies such as The Procter & Gamble Company, Miller Brewing and M & M Mars. Albany is approximately 57 square miles and has a population of approximately 96,000.
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
     As of June 30, 2006, the Gwinnett Daily Post is published Tuesday through Sunday and has a daily circulation of approximately 60,800 and a Sunday circulation of approximately 103,200. Since 1995, the frequency of publication has increased from three to six days per week and the circulation has grown from approximately 13,000 (daily) to its present levels. Gwinnett County is located 30 miles northeast of Atlanta, Georgia. The county is approximately 437 square miles in size and has a population of approximately 693,000. The offices of the Gwinnett Daily Post are located in Lawrenceville, Georgia, which is the county seat of Gwinnett County.
     The Rockdale Citizen. The Rockdale Citizen was established in 1953 and is published seven days a week with weekday circulation of approximately 6,300 and Saturday and Sunday circulation of approximately 9,200 as of June 30, 2006. In 1999, the Rockdale Citizen began a zoned version of the newspaper in neighboring Newton County. As this product developed it was spun off as a separate publication in April, 2004, known as the Newton Citizen, and it is published weekdays with circulation of approximately 4,300. Advertising is sold into the weekday products of both Citizens on a combined basis reaching approximately 10,600 households. The Rockdale Citizen maintains offices located in Conyers, the county seat of Rockdale County and the Newton Citizen maintains offices located in Covington, the county seat of Newton County. Rockdale County is located 20 miles east of downtown Atlanta on Interstate 20, is approximately 130 square miles in size and has a population of approximately 76,800. Newton County is located 35 miles east of Atlanta on Interstate 20, is approximately 276 square miles in size and has a population of approximately 81,500.
     Jonesboro Group. The Jonesboro Group consists of three newspapers in adjacent counties in the suburban Atlanta, GA area. The Clayton News Daily has been serving Clayton County since 1964 with a daily circulation as of June 30, 2006 of approximately 2,700 published Monday through Saturday. The Clayton County area has an estimated population of approximately 236,000 and is expected to grow 68% through 2009. The Henry Daily Herald has been serving Henry County since 1867 with a daily circulation as of June 30, 2006 of approximately 2,900 published Monday through Saturday. The Henry County area has an estimated population of 119,300 and is expected to grow by 63% through 2009. The Jackson Progress-Argus has been serving Butts County since 1873, published every Wednesday with a circulation of approximately 4,200 as of June 30, 2006. Butts County has an estimated population of 24,700.
     Advertising
     Advertising revenue is the largest component of the total revenue from Newspaper Publishing, accounting for approximately 85%, 86%, 87% and 88% of the total revenue from Newspaper Publishing for the years ended December 31, 2003, 2004, 2005 and the six months ended June 30, 2006, respectively. We derive our advertising revenue from retail (local department stores, local accounts at national department stores, specialty shops and other retailers), national (national advertising accounts), classified (employment, automotive, real estate and personals) and other advertising. Our advertising rate structures vary among our publications and are a function of various factors, including advertising effectiveness, local market conditions, competition, circulation, readership, demographics and type of advertising (whether display or classified).
     The majority of Newspaper Publishing advertising revenue is derived from a diverse group of local retailers and classified advertisers. We believe, based upon our operating experience, that our advertising revenue tends to be more stable than the advertising revenue of large metropolitan daily newspapers because our publications rely primarily on local advertising. Local advertising has historically been more stable than national advertising because local businesses generally have fewer effective advertising channels through which to reach their customers. Moreover, we are less reliant than large metropolitan daily newspapers upon classified advertising, which is generally more sensitive to economic conditions.
     We do not rely upon any one company or industry for our advertising revenue, but rather are supported by a variety of companies and industries, including financial institutions, realtors, automobile dealerships, grocery stores, universities, hospitals and many other local businesses. No single advertiser represented more than 2% of the total revenue for the six months ended June 30, 2006 from Newspaper Publishing.
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
     Circulation
     Circulation revenue accounted for approximately 14%, 14%, 12% and 10% of the total revenue from Newspaper Publishing for the years ended December 31, 2003, 2004, 2005 and the six months ended June 30, 2006, respectively. While our circulation revenue is not as significant as our advertising revenue, circulation trends impact the decisions of advertisers and advertising rates. Substantially all of our circulation revenue is derived from home delivery sales of publications to subscribers and single copy sales made through retailers and vending racks. Our corporate management works with our local newspaper management to establish subscription and single copy rates. In addition, we track rates of newspaper returns and customer service calls in an effort to optimize the number of newspapers available for sale and to improve delivery and customer service.
     Our six paid daily and one paid weekly publications range in circulation from approximately 2,700 to approximately 60,800 (daily) and from approximately 9,200 to approximately 103,200 (Sunday). Set forth below is the percent change in our daily circulation from December 31, 2003 to June 30, 2006:
Percent Change in Daily Circulation

	December 31,	June 30,
	2003	2006	Decrease
Daily circulation:
Gwinnett Daily Post	65,000	60,800	-6.5%
The Albany Herald	28,000	23,100	-17.5%
The Goshen News	16,000		(1)
Jonesboro Group		9,800	(1)
Rockdale Citizen/Newton Citizen	17,000	10,600	-37.6%

Total	126,000	104,300	-17.2%

(1)	The Goshen News was exchanged for the Jonesboro Group effective April 1, 2006 as further discussed elsewhere in this Form 10-K.
     Job Printing
     We operate three printing facilities. To the extent we have excess press capacity at these facilities, we have from time to time provided commercial printing services to third parties, primarily for commercial materials, including other newsprint publications, to produce incremental revenue from existing equipment and personnel. Job printing and other revenue accounted for only approximately 1% of the total revenue from Newspaper Publishing for each of the years ended December 31, 2003, 2004, 2005 and 2% of total revenue from Newspaper Publishing for the six months ended June 30, 2006.
     Online Operations
     All of our daily newspapers have their own free-access websites. Our objective is to have our websites complement our print newspapers by providing certain content from our newspapers, as well as unique content and interactive features. Our websites also provide an online marketplace for our advertisers.
     The following is a list of our websites:

Newspaper	Website
The Albany Herald	www.albanyherald.com
Gwinnett Daily Post	www.gwinnettdailypost.com
Rockdale Citizen	www.rockdalecitizen.com
Newton Citizen	www.newtoncitizen.com
Clayton News Daily	www.new-daily.com
Henry Daily Herald	www.henryherald.com
     Online revenue is currently a mix of retail advertising, sold as a single product comprised of both printed and on-line advertising with proceeds allocated between the two, and classified advertising. For the six months ended June 30, 2006, our websites generated approximately $193,000 of revenue.
     Editorial

     Our newspapers generally contain 18 to 72 pages with editorial content that emphasizes local news and topics of interest to the communities that they serve, such as local business, politics, entertainment and culture, as well as local youth, high school, college and professional sports. National and world news stories are sourced from the Associated Press. The editorial staff at each of our newspapers typically consists of a managing editor and several assistant editors and field reporters, who identify and report the local news in their communities. As of June 30, 2006, we employed 93 full-time and 3 part-time editorial personnel that we believe provide the most comprehensive local news coverage in the communities we serve. Approximately 55% of our total pages for the six months ended June 30, 2006 were devoted to news content.
     Printing and Distribution
     We operate three newspaper production and distribution facilities. The production facility for The Albany Herald is located in Albany, Georgia. The production facility in Jonesboro, Georgia is shared by the Jackson Progress-Argus, Henry Daily Herald and Clayton News Daily. The production facility located in Lawrenceville, Georgia is shared by the Gwinnett Daily Post and the Rockdale Citizen/Newton Citizen. By using this production facility for three daily newspapers, we are able to reduce the operating costs of our newspapers while increasing the quality of our newspapers. Our newspapers are generally fully paginated utilizing image-setter technology, which allows for design flexibility and high-quality reproduction of color graphics. Our newspapers are printed on efficient, high-speed web offset presses. The distribution of our daily newspapers is outsourced to independent, third-party distributors.
     Newsprint
     The basic raw material of newspapers is newsprint. Newsprint represents one of our largest costs of producing our publications. In the six months ended June 30, 2006, we consumed approximately 3,960 metric tons of newsprint. We are currently operating under a contract with Abitibi Consolidated to purchase newsprint at prices that we believe are competitive for similar volume purchasers. Our current contract with Abitibi expires in December 2006. Although we anticipate entering into an extension of this contract or a new contract with Abitibi, we believe that we have at least one alternative source for newsprint. There can be no assurances that we will be able to renew our contract with Abitibi on favorable terms or at all. We incurred newsprint expense related to our publications of approximately $2.9 million for the six months ended June 30, 2006.
     Historically, the price of newsprint has been cyclical and volatile. The average price of newsprint for the six months ended June 30, 2006 was approximately $665 per metric ton. Prices fluctuate based upon factors that include both foreign and domestic production capacity and consumption. Price fluctuations can have a significant effect on our results of operations. We seek to manage the effects of increases in prices of newsprint through a combination of technology improvements, page width and page count reductions, inventory management and advertising and circulation price increases.
Collegiate Marketing and Production Services Segment
     Our Collegiate Marketing and Production Services segment was acquired on December 30, 2005. Revenue and other financial information discussed below, except to the extent that it relates to operations on the day of December 31, 2005 and the six months ended June 30, 2006, is not included in our financial statements. Revenue for this segment for the year ended December 31, 2005, was $56.7 million, substantially all of which was generated prior to the consummation of the Merger on December 30, 2005. Revenue for the six months ended June 30, 2006 was $24.2 million.
     Collegiate Sports
     Through Host, we provide sports and marketing services for a number of NCAA Division I universities and athletic conferences. The multi-media rights agreements with the universities and conferences vary by school or conference, but typically provide us some or all of the following rights:

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
     Total revenues derived from collegiate rights received including the contracts with the seven universities and one conference for the year ended December 31, 2005 and six months ended June 30, 2006 was approximately $41.6 million and $16.0 million, representing 73% and 66% of the segment’s revenues, respectively. Contracts with these institutions and organizations for marketing and production services are generally three to ten years in length and require us to pay to the institution or organization an annual guaranteed rights fee, a percentage of revenues or profits derived from the relationship, or a combination thereof. The percentage of revenues derived by us under contracts for the multi-media marketing rights described above that are ultimately shared with the institution or organization, is generally greater than 50%, and the percentage of revenue shared typically increases upon reaching certain total revenue threshold amounts as specified in the agreements. The total rights fees and profit split expense associated with our contracts with the universities and the conference was approximately $23.4 million and $9.2 million for the year ended December 31, 2005 and six months ended June 30, 2006, respectively. Most of our current relationships with universities and the Southeastern Conference have been in place for many years, and it is common for us to renew or extend these relationships prior to the expiration of the agreements. We currently have one collegiate contract that will expire within the next year for which we are currently negotiating an extension. There can be no assurances that we will be able to renew or extend our existing contracts due to competition for the provision of these services. Although the loss of any one of these relationships would not have a material impact on our future financial results, the loss of two or more of certain of these relationships combined with an inability to reach agreements with other universities or conferences may materially impact this segment’s future financial results.
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
Association Management Services Segment
     Our Association Management Services segment was acquired on December 30, 2005. Revenue and other financial information discussed below, except to the extent that it relates to operations on the day of December 31, 2005 and six months ended June 30, 2006, is not included in our financial statements. Under Host, our Association Management Services segment provides a full range of management services to multi-national associations, including the National Tour Association (a global association for the packaged travel industry comprised of approximately 3,000 members, which has been a client since 1974), Quest International Users Group, Inc. (a not-for-profit association for users of JD Edwards Enterprise One and World software and PeopleSoft Enterprise software), the International SPA Association (a global association of professionals related to the Spa industry comprised of nearly 2,500 members), the International Coach Federation (a global association of personal and business coaches having over 10,000 members) and the recently signed 3,300 member American Volleyball Coaches Association. Our services include association management, financial reporting, accounting, marketing, publishing, government lobbying, education, event management, Internet website management and membership growth activities. Association Management Services revenue for the year ended December 31, 2005 was $9.1 million, substantially all of which generated prior to the Merger effective December 30, 2005. Association Management Services revenue for the six months ended June 30, 2006 was $4.7 million.
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

     We currently have one association management contract that expires within the next year, and one other contract expires within the next two years. We have had a history of renewing each of these contractual relationships, and we currently anticipate renewing each of these relationships. There can be no assurances that we will be able to renew or extend our existing contracts due to competition for the provision of these services. Although the loss of any one of these relationships would not have a material impact on our future financial results, the loss of two or more of certain of these relationships combined with an inability to reach agreements with other associations may materially impact this segment’s future financial results.
     We intend to continue to seek long-term association management agreements. Initial agreements with associations generally result from a competitive bid proposal process or as a result of a negotiation process with an association’s board of directors or a designated committee of the board.
GrayLink Wireless Segment
     Through our subsidiary operating under the name GrayLink, we are a provider of wireless services in non-major metropolitan areas in Alabama, Florida and Georgia. We provide one-way or “traditional” paging services in Alabama, Florida and Georgia and at June 30, 2006 we had approximately 29,000 paging units in service. Through inter-carrier agreements, we can provide nationwide and expanded regional coverage. In addition, GrayLink sells cellular and personal communications phone services through alliance and dealer agreements with Sprint Nextel Corp, equipment and accessories. GrayLink has 14 retail locations located in Alabama, Georgia and Florida, has its headquarters in Tallahassee, Florida and has been in business for more than 25 years.
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
     Paging Services/Subscribers. The total revenue derived from our traditional paging services (including sales to resellers) was approximately $7.1 million, $5.9 million, $4.1 million and $1.7 million for the years ended December 31, 2003, 2004, 2005 and the six months ended June 30, 2006, respectively.
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
     Sales and Marketing. Our sales and marketing efforts are focused on maintaining and attracting business subscribers in Alabama, Florida and Georgia that have multiple work locations or have highly mobile employees. Our sales representatives sell our paging services and sell or lease products directly to “end-users” and to a lesser extent, third parties, or resellers, who then resell paging services to consumers or small businesses. Customers can also purchase our paging services and purchase or lease our paging devices and other products at our retail locations in Alabama, Florida and Georgia.
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
     Retail Sales of Wireless Services. GrayLink sells cellular and PCS phone services through alliance and dealer agreements with Sprint Nextel Corp, equipment and accessories. GrayLink is currently the fifth largest Nextel Partners, Inc. agent in the United States, and we have been designated as a Preferred Partner by Nextel Partners. The total revenue derived from retail sales of cellular and PCS phone services, equipment and accessories was approximately $1.8 million, $2.2 million, $3.2 million and $1.7 million for the years ended December 31, 2003, 2004, 2005 and six months ended June 30, 2006, respectively. We believe that our retail sales partially offset revenue losses associated with subscriber declines and enable us to continue to satisfy customer demands for a broader range of wireless products and services. The percentage of the total revenue for the GrayLink Wireless business derived from retail sales of cellular and PCS phone services, equipment and accessories was approximately 20%, 27%, 43% and 49% for the years ended December 31, 2003, 2004, 2005 and six months ended June 30, 2006, respectively. GrayLink operates 14 retail locations located in Alabama, Florida and Georgia to sell traditional paging services as well as cellular and PCS phone services, equipment and accessories directly to consumers.
     Service Marks. We own the service marks “GRAYLINK” and “PORTA-PHONE,” and we hold federal registrations for such service marks.
Competition
     Newspaper Industry
     Our newspaper in Albany, Georgia is the dominant print editorial and advertising voice for the communities it serves. In Albany, The Herald is the only daily newspaper serving the primary market area with the exception of very limited circulation efforts by statewide and national newspapers, The Atlanta Journal-Constitution and USA Today. Our six Atlanta suburban newspapers enjoy a circulation advantage over The Atlanta Journal-Constitution in each paper’s designated market area {Gwinnett, Rockdale, Newton, Jackson (Butts County), Henry and Clayton} but The Atlanta Journal-Constitution has greater overall circulation in the Atlanta metro area.
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
     Although alternative media may be available, we believe that local advertisers generally regard newspapers as the most cost-effective method of advertising time-sensitive promotions and price-specific advertisements, as compared with broadcast and cable television, which are generally used to advertise image, or radio, which is usually used to recall images or brands in the minds of listeners. We have, however, over the past several years faced increased competition for classified advertising from online advertising.
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
Employees
     At June 30, 2006, we employed approximately 734 persons, of which approximately 356 were full-time and 50 were part-time employees of the Newspaper Publishing business, approximately 260 were full-time and 10 were part-time employees of Host, and approximately 40 were full-time and 8 were part-time employees of the GrayLink Wireless business. None of our employees are covered by collective bargaining agreements. We consider our relationship with our employees to be satisfactory.
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
     Our total debt obligation as of June 30, 2006 was $119.3 million. Our ability to service our debt depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under our senior secured credit facility, or otherwise, in an amount sufficient to enable us to pay our debt or to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Additional debt or equity financing may not be available in sufficient amounts or on terms acceptable to us, or at all. If we are unable to implement one or more of these alternatives, we may not be able to service our debt obligations.
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
     Our newspapers operate in six suburban Atlanta counties — Gwinnett, Rockdale, Newton, Butts, Henry and Clayton counties, and Dougherty County in southwest Georgia. If the local economy,

population or prevailing retail environment of a community served by our publications experiences a downturn, our publications, revenue and profitability in that market would be adversely affected. Our advertising and circulation revenue are also susceptible to negative trends in the general economy that affect consumer spending. The advertisers in our newspapers and related publications are primarily retail businesses, which can be significantly affected by regional or national economic downturns and other developments.
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
     Newspaper Industry. Our newspapers and other publications are located primarily in small metropolitan and suburban areas in the United States. Our newspapers operate in six suburban Atlanta counties — Gwinnett, Rockdale, Newton, Butts (Jackson Progress-Argus), Henry and Clayton counties, and Dougherty County in southwest Georgia. Revenue from Newspaper Publishing primarily consists of advertising and paid circulation. Competition for advertising expenditures and paid circulation comes from local, regional and national newspapers, shoppers, television, radio, direct mail, Internet and other forms of communication and advertising media. Competition for newspaper advertising expenditures is based largely upon advertiser results, readership, advertising rates, demographics and circulation levels, while competition for circulation and readership is based largely upon the content of the newspaper, its price and the effectiveness of its distribution. In recent years, web sites dedicated to recruitment, real estate and automotive sales have become significant competitors of our newspapers for classified advertising. Our six Atlanta suburban newspapers face competition from the larger metropolitan newspaper, The Atlanta Journal-Constitution, which serves the entire Atlanta metropolitan area and much of the state of Georgia. The Atlanta Journal-Constitution is significantly larger than our newspapers.
     Wireless Industry. Our GrayLink Wireless business operates in southwest Georgia, southeast Alabama, and northern Florida. The wireless industry is highly competitive. Companies in the industry compete on the basis of price, coverage area offered to subscribers, available services offered in addition to basic numeric or alphanumeric paging, transmission quality, system reliability and customer service. We face intense competition for subscribers not only from the providers of traditional paging services such as USA Mobility, Inc., SkyTel, Corp. and Verizon Messaging Services, LLC, but also large mobile telephone carriers such as Cingular Wireless LLC, Sprint Nextel Corp., T-Mobile USA, Inc. and Verizon Wireless, Inc. We also face competition from providers of e-mail and similar services available over personal data assistants and other hand-held devices.
     Any significant increases in newsprint costs could have a material adverse effect on our operating results.
     The basic raw material for newspapers is newsprint. Historically, the industry price of newsprint has been cyclical and volatile. The average price of newsprint was $665 per metric ton during the six months ended June 30, 2006. During the six months ended June 30, 2006, we consumed approximately 3,960 metric tons of newsprint, the cost of which represented approximately 12.7% of the total revenue from Newspaper Publishing during such period. We have a contract with Abitibi Consolidated to purchase newsprint at prices pegged to industry averages. Our contract with Abitibi expires on December 31, 2006. There can be no assurances that we will be able to renew our contract with Abitibi. Significant increases in newsprint costs could have a material adverse effect on our operating results.
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

     We have made several acquisitions and in the future may make additional acquisitions of daily and non-daily newspapers and similar publications. We cannot assure you that we will be able to identify suitable acquisition candidates in the future. Even if we do identify suitable candidates, we cannot assure you that we will be able to make acquisitions on commercially acceptable terms. In making acquisitions, we compete for acquisition targets with other companies, many of which are larger and have greater financial resources than us. Our failure to acquire suitable candidates, or the consummation of a future acquisition at a price or on other terms that prove to be unfavorable, could adversely affect our business, financial condition and results of operations. In addition, acquisitions may expose us to particular business and financial risks that include:
•	diverting management’s attention;

•	incurring significant additional liabilities, capital expenditures, transaction and operating expenses and non-recurring acquisition-related charges;

•	experiencing an adverse impact on our earnings from the amortization or impairment of acquired goodwill and other intangible assets;

•	failing to integrate the operations, facilities and personnel of the acquired newspapers and publications;

•	entering new markets with which we are not familiar; and

•	failing to retain key personnel of the acquired newspapers and publications.
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
     We may develop new publications for our existing markets. There are substantial uncertainties associated with the development of new publications. Initial timetables for the introduction and development of new publications may not be achieved and price and profitability targets may not prove feasible. External factors, such as the development of competitive alternatives and market response, may cause new publications to be unsuccessful.
     The continued decline in the number of paging units in service and the resulting decrease in revenue from our GrayLink Wireless business could have an adverse effect on our future operating results, financial position and cash flow, which could in turn impair the value of our common stock.
     In 2003, 2004, 2005 and the six months ended June 30, 2006, we experienced declines in the number of paging units in service of approximately 13,000, 12,000, 8,000 and 4,000, respectively. As a result of this decline, we experienced a reduction in revenue from our GrayLink Wireless business from approximately $8.9 million in 2003 to approximately $7.5 million in 2005, a decline of approximately 15% over that period. Accordingly, we took an impairment charge of approximately $3.2 million in 2005 to reduce the carrying value of our FCC licenses to net realizable value. We may experience similar or greater rates of decline in the number of paging units in service in future fiscal periods. Revenue for the six months ended June 30, 2006 was $3.5 million and no impairment charge was deemed necessary at that date.

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
     The FCC has broad authority to promulgate and enforce regulations that could adversely affect our businesses. The FCC’s rules prohibit or place limitations on common ownership, including common officers or directors, of companies publishing newspapers or operating television stations in the same market. Because of ongoing administrative and judicial proceedings, these rules will remain in effect for the foreseeable future. As a result, our ability to acquire newspapers in areas served by Gray’s television stations could be foreclosed or limited to the term remaining on the television station’s license, a period not to exceed eight years. In certain instances, the ownership rules could result in our being required to divest our ownership interest in a newspaper whose city of publication is encompassed by the Grade A service contour of a station owned or acquired by Gray.
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
     As of June 30, 2006 the book value of our goodwill was $87.5 million in comparison to total assets of approximately $164 million. Not less than annually, we are required to evaluate our goodwill to determine if the estimated fair value of goodwill is less than its book value. If the estimated fair value of goodwill is less than book value, we will be required to record a non-cash expense to write down the book value of the goodwill to the estimated fair value. We cannot make any assurances that any required impairment charges will not have a material effect on our total assets.
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
     Our Collegiate Marketing and Production Services business derives a significant portion of its revenue from short-term agreements for the provision of sports and marketing services and the inability to renew or extend these agreements may adversely affect our revenues.
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
     A significant number of our agreements with universities and athletic conferences require us to pay such universities and athletic conferences a guaranteed rights fee for our right to provide marketing and production services. Our ability to generate revenues depends, in part, on the performance of the collegiate teams that participate in the events for which they provide sponsorship opportunities. Significant shortfalls in revenues under these agreements without a corresponding reduction in expenses could affect our profitability and therefore adversely affect our results of operations.
     Our Association Management business is not an accredited association management company by, for example, the American Society of Association Executives Accreditation Program, and our inability to become accredited could have an adverse impact on our ability to maintain our current contracts or secure future association management business.
     Our Association Management business relies on four major contracts with associations that do not currently require that we be an accredited association management company. If any of our existing association clients require accreditation in the future, the contracts with such associations could be adversely affected. In addition, our ability to secure new association business in the future may depend on our ability to become an accredited association management company. The accreditation process involves sending key executives through established management educational programs and submitting the management company to an audit process, which includes a review of how the management company manages finances, membership and association business. Another important component of the audit is to demonstrate the financial stability of the parent company and that most of the management company’s revenues are derived from the management business. We do not currently plan to obtain such accreditation.
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
     Our historical financial information for the years ended December 31, 2003, 2004, and 2005, included in this Form 10-K may not be representative of our results of operations, financial position and cash flows had our Newspaper Publishing and GrayLink Wireless businesses operated as an independent company rather than as subsidiaries or divisions of Gray during the periods presented or of our results of operations, financial position and cash flows in the future. This results from the following:
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
     Our executive offices are located in Lexington, Kentucky in office space leased under an agreement that expires April 30, 2007, which is included below under “Collegiate Marketing and Production Services and Association Management Segments.”
     Newspaper Publishing Segment

				Lease
		Owned or	Approximate	Expiration
Property Location	Use	Leased	Size (Sq. Ft.)	Date
Albany, GA	Offices and production facility for	Owned	83,000	n/a
	The Albany Herald
Conyers, GA	Offices for Rockdale Citizen	Owned	20,000	n/a
Conyers, GA	Warehouse	Leased	9,600	3/08
Covington, GA	Offices for Newton Citizen	Leased	3,750	4/07
Duluth, GA	Circulation distribution center	Leased	7,866	8/08
Lawrenceville, GA	Offices and production facility	Leased	72,000	10/13
	for Gwinnett Daily Post and
	Rockdale Citizen/Newton Citizen
Bethlehem, GA	Circulation distribution center	Leased	5,600	6/09
Jonesboro, GA	Offices and production facility	Owned	19,275	n/a
	for Clayton News Daily, Henry
	Daily Herald and Jackson
	Progress-Argus
Jackson, GA	Offices for Jackson Progress-Argus	Owned	3,096	n/a
McDonough, GA	Offices for Henry Daily Herald	Leased	2,400	12/08
     Collegiate Marketing and Production Services and Association Management Segments

				Lease
		Owned or	Approximate	Expiration
Property Location	Use	Leased	Size (Sq. Ft.)	Date
Lexington, KY	Offices, warehouse and	Owned	25,000	n/a
	production facility Host Printing
	and publishing divisions
Lexington, KY	Offices (2 locations)	Leased	41,000	4/07
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
     In addition, GrayLink leases retail store locations, ranging in size from approximately 750 square feet to approximately 2,000 square feet under leases expiring at various dates through December 2007. We also lease numerous sites under long-term leases for our transmitters on commercial broadcast towers, buildings and other fixed structures. At June 30, 2006, these transmitter sites were leased for monthly rentals ranging from approximately $500 to approximately $3,100 and expire, subject to renewal options, on various dates through 2008.
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
On February 12, 1999, Tarzian filed suit in the United States District Court for the Southern District of Indiana against U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate, claiming that Tarzian had a binding and enforceable contract to purchase the Tarzian Shares from the Estate. On February 3, 2003, the Court entered judgment on a jury verdict in favor of Tarzian and against the Estate for breach of contract and awarded Tarzian $4.0 million in damages. The Estate appealed the judgment and Tarzian cross-appealed. On February 14, 2005, the Seventh Circuit Court of Appeals issued a decision concluding that no contract was ever created between Tarzian and the Estate, reversing the judgment of the District Court, and remanding the case to the District Court with instructions to enter judgment for the Estate. Tarzian’s petition for rehearing was denied by the Seventh Circuit, and the U.S. Supreme Court denied Tarzian’s petition for certiorari. Tarzian also filed a motion for a new trial in the District Court based on the Estate’s alleged failure to produce certain documents in discovery. The District Court denied Tarzian’s motion, the Seventh Circuit Court of Appeals affirmed the District Court’s ruling, and on June 12, 2006, the U.S. Supreme Court denied Tarzian’s petition for certioari, ending the litigation between Tarzian and the Estate. Bull Run was not directly involved in this litigation, but was the subject of litigation related to this matter as described below.
On March 7, 2003, Tarzian filed suit in the United States District Court for the Northern District of Georgia against Gray and Bull Run for tortious interference with contract and conversion. The lawsuit alleged that Bull Run and Gray purchased the Tarzian Shares with actual knowledge that Tarzian had a binding agreement to purchase the stock from the Estate. The lawsuit sought damages in an amount equal to the liquidation value of the interest in Tarzian that the stock represented, which Tarzian claimed to be as much as $75 million, as well as attorneys’ fees, expenses, and punitive damages. The lawsuit also sought an order requiring Gray and Bull Run to turn over the Tarzian Shares to Tarzian and relinquish all claims to the stock. On May 27, 2005, the Court issued an Order administratively closing the case pending resolution of Tarzian’s lawsuit against the Estate in Indiana federal court as described in the preceding paragraph. On July 26, 2006, following the conclusion of the Indiana federal case, the parties filed a Stipulation of Dismissal with Prejudice in the Georgia federal case, ending the litigation between Tarzian, Gray, and Bull Run. Gray paid all legal costs incurred in connection with these claims, and we have not accrued any liability in connection with the claim or costs associated with these claims.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2006.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our common stock, par value $.001 per share, has been listed and traded on the Nasdaq National Market (“NASDAQ”) since December 20, 2005 under the symbol “TCMI.”
     The following table sets for the high and low sale prices of our common stock for the periods indicated. The high and low sales prices are as reported by the NASDAQ.

Quarter Ended	High	Low
Fiscal 2006
March 31, 2006	$12.00	$5.66
June 30, 2006	$8.67	$5.00

Fiscal 2005
December 31, 2006	$15.50	$11.01
     As of September 20, 2006, the Company had 5,257,913 outstanding shares of common stock held by approximately 371 stockholders.
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
Recent Sales of Unregistered Securities
     There were no sales of unregistered securities of our Company for the three months ended June 30, 2006.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     There were no purchases of our common stock by our Company for the six months ended June 30, 2006
Equity Compensation Plan Information
     See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information” for disclosure regarding our equity compensation plans.
Item 6. Selected Financial Data
     The following table sets forth summary historical financial information of the Company after giving effect to the Spin-off and Merger. The summary selected historical statement of operations data for the years ended December 31, 2002, 2003 and 2004 and the summary selected balance sheet data as of December 31, 2003 and 2004 was derived from our audited financial statements as of and for the years then ended. The summary selected historical statement of operations data for the year ended December 31, 2005 was derived from our audited financial statements for the year then ended, and includes the combined operating results for 364 days as part of Gray through the date of the Spin-off and the consolidated operating results for the one day after the Spin-off. The summary selected statement of operations data for the six months ended June 30, 2006 was derived from our audited financial statements. The summary selected balance sheet data as of December 31, 2005 and June 30, 2006 was derived from our audited financial statements. The summary selected historical balance sheet data as of December 31, 2002 and 2001 and the statement of operations data for the year ended December 31, 2001 was derived from our unaudited financial statements. The unaudited financial statements include all adjustments, consisting of normal recurring items, which we consider necessary for a fair statement of our financial position and results of operations for those periods. For the periods and dates prior to the Spin-off, the financial statements were derived from the financial statements and accounting records of Gray using the historical results of operations and historical basis of the assets and liabilities of the Newspaper Publishing segment and the GrayLink Wireless segment, and include those assets, liabilities, revenues, and expenses directly attributable to the operations of the Newspaper Publishing and the GrayLink Wireless segments and allocations of certain Gray corporate expenses to the Newspaper Publishing and the GrayLink Wireless segments. These amounts were allocated to us on the basis that was considered by us and Gray to reflect most fairly or reasonably the utilization of the services provided, or the benefit received by, us. All significant intercompany amounts and transactions were eliminated. The summary historical financial information presented for periods prior to the Spin-off is not necessarily indicative of our past or future performance as an independent company. The summary historical financial information as of December 31, 2005 include the effect of the Merger, including the operating results of the Collegiate Marketing and Production Services and Association Management Services segments for the one day subsequent to the Merger. This information should be read in conjunction with our combined financial statements and notes thereto and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

Statement of Operations Data:
(Dollars in thousands, except per share data)

						Six Months
	Year Ended December 31, (1)					Ended June 30,
	2001	2002(2)	2003	2004	2005	2006
Operating revenues	$43,340	$45,173	$45,553	$46,919	$47,857	$54,379
Operating income	6,039	9,779	9,868	9,761	5,767	4,613
Cumulative effect of accounting change, net of income tax benefit of $4,541 (2)		(7,423)
Earnings (loss) from continuing operations	3,054	(1,982)	6,193	6,157	3,429	(1,560)
Income from discontinued operations, net of tax	929	1,158	736	1,098	988	271
Gain on disposal of discontinued operations, net of tax						5,685
Net income	3,983	(824)	6,929	7,255	4,417	4,396
Net income available to common stockholders	3,983	(824)	6,929	7,255	4,414	3,854
Basic and diluted net income (loss) per common share (3)
Earnings (loss) from continuing operations	$0.63	$(0.41)	$1.27	$1.26	$0.70	$(0.30)
Income from discontinued operations	$0.19	$0.24	$0.15	$0.23	$0.20	$0.05
Gain on disposal of discontinued operations, net of tax	$—	$—	$—	$—	$—	$1.11
Net income	$0.82	$(0.17)	$1.42	$1.49	$0.91	$0.86
Net income available to common stockholders	$0.82	$(0.17)	$1.42	$1.49	$0.91	$0.75

(1)	Operating revenues and income have been adjusted for discontinued operations of The Goshen News discussed elsewhere in the Form 10-K. See footnote 11 for further information.

(2)	Upon adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” we recorded a non-cash charge of approximately $11.9 million ($7.4 million after income taxes) as a cumulative effect of accounting change.

(3)	For the years ended December 31, 2001, 2002, 2003, and 2004 and the period January 1 to December 30, 2005, the (basic and diluted) income from continuing operations per share gives effect to the issuance of 4,870,000 shares of our common stock in the Spin-off as if it had occurred at the beginning of the periods presented. For the day of December 31, 2005, 5,128,000 shares of our common stock were assumed to be outstanding, including 258,000 shares to be issued in exchange for shares of Bull Run common stock. Average shares outstanding for the six months ended June 30, 2006 were 5,138,775.
     We did not pay or declare any cash dividends during the periods presented.
Balance Sheet Data:
(Dollars in thousands)

	As of December 31,					As of June 30,
	2001	2002	2003	2004	2005	2006
Total assets	$50,825	$37,696	$37,818	$39,240	$171,029	$163,575
Long-term debt (including current portion)	186	124	56	0	121,939	119,276
Owner’s net investment / Stockholders’ equity (deficit)	40,509	30,375	29,254	29,800	(7,210)	(2,714)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
     Introduction
     The following analysis of the financial condition and results of operations of Triple Crown Media, Inc., or the Company, should be read in conjunction with the Triple Crown Media, Inc. audited combined financial statements and notes thereto included elsewhere in this Form 10-K. All references to Triple Crown Media, Inc., “TCM”, “we,” “us,” or “our” in this discussion refer to the combined Newspaper Publishing business and the GrayLink Wireless business previously operated by Gray Television, Inc., or Gray. These businesses have historically operated as wholly-owned subsidiaries or divisions of Gray and since June 30, 2005 have operated as Gray Publishing LLC, a wholly-owned limited liability company and subsidiary of Gray prior to the Spin-off and of the Company, subsequent to the Spin-off.
     Change in Year End
     In April 2006, we elected to change our fiscal year end from December 31 to a new fiscal year end of June 30. In view of this change, this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (“MD&A”) compares the consolidated financial statements as of and for the six months ended June 30, 2006 (the transition period) with the combined financial statements as of and for the six months ended June 30, 2005. References to 2006 refer to the transition period unless otherwise specified. Note that although the combined financial statements are not presented as of and for the six months ended June 30, 2005, we have included summary information in the MD&A for these periods for comparability purposes. We are also including a discussion and analysis of our financial statements for fiscal years ended December 31, 2005, 2004 and 2003.
     Throughout the MD&A, data for all periods except as of and for the six months ended June 30, 2005, are derived from our audited combined and consolidated financial statements, which appear in this report. All data as of and for the six months ended June 30, 2005, are derived from our unaudited combined financial statements, which are not presented herein. Summary financial information for this period can be found in Note 17 – Selected Financial Data (unaudited).
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
     Overview
     We derive revenue primarily from our Newspaper Publishing, Collegiate Marketing and Production Services, Association Management Services, and GrayLink Wireless operations. Our Newspaper Publishing operations derive revenue primarily from three sources: retail advertising, circulation and classified advertising. Our Collegiate Marketing and Production Services operations acquired on December 30, 2005 derive revenue from conducting sports and affinity marketing, printing and publishing. Our Association Management Services operations, also acquired on December 30, 2005, derive revenue from providing financial reporting, accounting, marketing, publishing, government lobbying, education, event management, Internet website management and membership growth activities to multi-national associations. GrayLink Wireless revenue is derived primarily from the sale of pagers, cellular telephones and related services.

     Our Newspaper Publishing operations’ advertising contracts are generally entered into annually and provide for a commitment as to the volume of advertising to be purchased by an advertiser during the year. Our newspaper publishing operations’ advertising revenues are primarily generated from local advertising and are generally highest in the second and fourth quarters of each calendar year.
     Industry wide, newspaper subscriber circulation levels have been slowly declining. From December 31, 2003 through June 30, 2006, our aggregate daily circulation has declined approximately 17.2%. We attempt to offset declines in circulation and corresponding circulation revenue with strategies that include readership growth in Gwinnett and Newton County, Georgia and efforts to increase circulation among cable subscribers in Gwinnett County, Georgia under our unique relationship whereby newspaper subscriptions are sponsored by local cable companies.
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
     Our Newspaper Publishing operations’ primary operating expenses are employee compensation, related benefits and newsprint costs. Our GrayLink Wireless operations’ primary operating expenses are employee compensation, tower rent and other communications costs. In addition, the operations incur overhead expenses, such as maintenance, supplies, insurance and utilities. A large portion of the operating expenses of the Newspaper Publishing and the GrayLink Wireless operations are fixed, although our Newspaper Publishing operations have experienced significant variability in its newsprint costs in recent years. Historically, for the newspaper publishing industry, the price of newsprint has been cyclical and volatile. The average price for the six months ended June 30, 2006 was $665 per metric ton compared to the average price for the year ended December 31, 2005 of $610. During 2006 the price has increased steadily and at June 30, 2006 the price is $675 per metric ton compared to $645 per metric ton at December 31, 2005. Prices fluctuate based on factors that include both foreign and domestic production capacity and consumption. Price fluctuations can have a significant effect on our results of operations. We seek to manage the effects of increases in prices of newsprint through a combination of technology improvements, page width and page count reductions, inventory management and advertising and circulation price increases. In addition, newspaper production costs are variable based on circulation and advertising volumes.
     Discontinued Operations

     On April 7, 2006, we entered into an asset exchange agreement with CNHI, dated as of April 1, 2006, to exchange The Goshen News for the Jonesboro Group consisting of the Clayton News Daily, Clayton News Weekly, Henry Daily Herald and Jackson Progress-Argus. Subject to the terms and conditions of the agreement, effective as of April 1, 2006, CNHI assumed substantially all of the operating assets and assumed and became liable and otherwise responsible for substantially all of the operating liabilities and obligations of The Goshen News, and we assumed substantially all of the operating assets and assumed and became liable for substantially all of the liabilities of the Jonesboro Group. Accordingly, we have accounted for The Goshen News as a discontinued operation in the accompanying financial statements. The results of the Jonesboro Group operations are included in our results of operations for the three months ended June 30, 2006. Additional information regarding the Jonesboro Group, its results of operations and its circulation are contained elsewhere in this Form 10-K.
     We applied the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”) to the exchange of The Goshen News, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The table below summarizes the effect of the reclassification on the years ended December 31, 2003, 2004 and 2005 and the six months ended June 30, 2006:

				Six Months
	For the Year Ended December 31,			Ended June 30,
	2003	2004	2005	2006
Operating Revenue	$5,749	$5,964	$5,966	$1,417
Operating Income	1,247	1,770	1,614	445
Net Income	736	1,098	988	271
     Newspaper Publishing, GrayLink Wireless and Other Revenues
     Set forth below are the principal types of revenues earned by our Newspaper Publishing, GrayLink Wireless and other operations for the periods indicated and the percentage contribution of each to our total revenues:

(Dollars in thousands)

	Year Ended December 31,						Six Months Ended
	2003		2004		2005		June 30, 2006
	Amount	%	Amount	%	Amount	%	Amount	%
Publishing:
Retail	$19,997	43.9%	$21,425	45.7%	$23,057	48.2%	$11,882	21.9%
Classifieds	11,438	25.1%	11,997	25.6%	12,672	26.5%	7,500	13.8%
Circulation	4,643	10.2%	4,620	9.8%	4,264	8.9%	2,195	4.0%
Other	592	1.3%	748	1.6%	244	0.5%	470	0.9%

	$36,670	80.5%	$38,790	82.7%	$40,237	84.1%	$22,047	40.5%

Collegiate Marketing & Production Services					$97	0.2%	$24,174	44.5%

Association Management Services					$16	0.0%	$4,701	8.6%

Wireless:
Lease, sales and service	$8,883	19.5%	$8,129	17.3%	$7,507	15.7%	$3,457	6.4%

Total Revenues	$45,553	100.0%	$46,919	100.0%	$47,857	100.0%	$54,379	100.0%

Results of Operations
     Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005
     The following analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements for the six months ended June 30, 2006 and the summary unaudited financial information as of and for the six months ended June 30, 2005, contained in Note 18 to the financial statements, incorporated here by reference.
     Revenues. Total revenues for the six months ended June 30, 2006 increased 8% to approximately $54.4 million from $50.5 million for the six months ended June 30, 2005.
•	Newspaper Publishing revenues increased 11% to approximately $22.0 million in 2006 compared to approximately $19.8 million for the six months ended June 30, 2005. An increase in classified advertising revenue of 16% was the primary contributor to the increase in Newspaper Publishing revenues. The increase in classified advertising was primarily driven by legal advertising. Retail advertising increased 7% with gains at The Gwinnett Daily Post partially offset by the decline in the Albany market. Circulation revenue increased 5% reflecting strength at The Gwinnett Daily Post.

•	Collegiate Marketing and Production Services revenue increased 8% to approximately $24.2 million for the six months ended June 30, 2006 compared to approximately $22.3 million for the six months ended June 30, 2005. Advertising revenue increased $1.6 million primarily due to increased advertising sales of approximately $1.2 million at our university related properties and $0.4 million for our NCAA division. Collegiate advertising revenue increased due to significant additional marketing rights gained in contract renewals at two of our university properties as well as smaller increases across our other university related properties. Product sales and other revenue accounted for the remainder of the increase offset partially by declines in production services.

•	Association Management revenue increased 9% to approximately $4.7 million for the six months ended June 30, 2006 compared to approximately $4.3 million for the six months ended June 30, 2005. Management fees increased by approximately $0.3 million due primarily to the addition of an association to our association management portfolio.

Advertising revenue increased approximately $0.1 million related to increased publication volume.

•	Graylink Wireless revenue decreased 15% to approximately $3.5 million for the six months ended June 30, 2006 compared to approximately $4.1 million for the six months ended June 30, 2005. Paging revenue decreased approximately $0.5 million as pagers in service decreased from approximately 36,000 to approximately 29,000 units as of June 30, 2005 and 2006, respectively.
     Operating Expenses. Operating expenses for the six months ended June 30, 2006 increased 12% to approximately $49.8 million compared to approximately $44.4 million for the six months ended June 30, 2005.
•	Newspaper Publishing expenses, before depreciation and amortization, increased 8% to approximately $15.8 million for the six months ended June 30, 2006 compared to approximately $14.7 million for the six months ended June 30, 2005.
•	Newsprint expense increased 9% to approximately $2.9 million for the six months ended June 30, 2006 compared to $2.5 million for the six months ended June 30, 2005. The increase in newsprint expense was primarily due to the increase in the average cost per metric ton of standard newsprint by $72 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Total usage was approximately 3,960 metric tons during the six months ended June 30, 2006 compared to 4,530 metric tons during the six months ended June 30, 2005.

•	Payroll expense increased 7% to approximately $7.7 million for the six months ended June 30, 2006 compared to approximately $7.2 million for the six months ended June 30, 2005.

•	Newspaper Publishing transportation service costs, which are primarily outsourced, increased 16% to approximately $2.2 million for the six months ended June 30, 2006 compared to approximately $1.9 million for the six months ended June 30, 2005. The increase in expense was primarily the result of increases in fuel costs.
•	Collegiate Marketing and Production Services expenses, before depreciation and amortization, increased 1% to approximately $22.4 million for the six months ended June 30, 2006 compared to approximately $22.1 million for the six months ended June 30, 2005.
•	Guaranteed rights fees expense increased 20% to $9.9 million for the six months ended June 30, 2006 compared to $8.2 million for the six months ended June 30, 2005. The increase was primarily due to increases in guaranteed rights fees related to two new contracts with significant additional marketing rights.

•	Commissions expense decreased 61% to approximately $0.3 million for the six months ended June 30, 2006 compared to $0.9 million for the six months ended June 30, 2005. Due to a change in accounting period, commissions earned prior to January 1, 2005 were properly recorded during the Bull Run quarter ended February 2005 causing the six months ended June 30, 2005 presented in these financial statements to reflect commissions earned in a prior period resulting in substantially all of the decrease Commissions recorded for the six months ended June 30, 2006 correspond with the associated revenue for 2006.

•	Corporate overhead related expenses decreased approximately $0.5 million for the six months ended June 30, 2006. These costs were moved to Corporate expenses recorded by Triple Crown Media.

•	Association Management expenses, before depreciation and amortization, increased 14% to approximately $3.5 million for the six months ended June 30, 2006 compared to $3.0 million for the six months ended June 30, 2005.
•	Payroll and related expenses increased 21% to approximately $2.2 million for the six months ended June 30, 2006 compared to approximately $1.8 million for the six months ended June 30, 2005. The increase was primarily due to increased personnel to manage a new association added to our portfolio late in the same period of 2005.
•	Graylink Wireless expenses were flat at approximately $3.0 million for the six months ended June 30, 2006 compared to $3.0 million for the six months ended June 30, 2005. Reduced expenses related to cost savings initiatives were offset by increases in cost of sales related to cell phones with newer, more expensive features during the six months ended June 30, 2006.
     Corporate and Administrative expenses for the six months ended June 30, 2006 of approximately $2.6 million included approximately $0.6 million of expense incurred in connection with the combination of the merged business and services related thereto. For the six months ended June 30, 2005, corporate and administrative expenses include only costs allocated to us by Gray, and therefore do not include certain costs incurred by a separate, stand-alone public company.
     Depreciation of property and equipment totaled approximately $1.1 million and $1.0 million for the six months ended June 30, 2006 and 2005, respectively.
     Amortization expense in connection with definite-lived intangible assets acquired in the Merger and Swap was $1.4 million for the six months ended June 30, 2006.
     Interest Expense. Interest expense incurred in connection with our Credit facilities was approximately $5.9 million for the six months ended June 30, 2006. Interest expense related to our Series B preferred stock, a non-cash expense, was approximately $0.2 million for such period. Interest expense of $0.8 million was recorded by Bull Run during the six months ended June 30, 2005, but no interest expense was recorded related to Newspaper Publishing or Graylink Wireless during this period since prior to the Spin-off, Gray provided all of the capitalization for the Company.
     Debt issue cost amortization. Amortization of costs incurred in connection with our Credit Facilities were approximately $0.6 million for the six months ended June 30, 2006. Such costs are being amortized over four years, the estimated life of the loan. There was no such expense for the six months ended June 30, 2005 prior to the Spin-off since Gray provided all of the capitalization for the Company.
     Income tax expense. Income tax expense was approximately a $0.6 million benefit for the six months ended June 30, 2006 compared to a $1.9 million expense for the six months ended June 30, 2005. The effective tax rate was approximately 41% for the six months ended June 30, 2006 compared to 30% for the six months ended June 30, 2005. We recognized net operating loss carryforwards of approximately $26.8 million as deferred tax assets which begin to expire in 2018. We do not anticipate that all of our available net operating loss carryforward amounts for tax purposes obtained in the Merger will ultimately be realized, due to their expiration or other limitations on utilization. As a result, as of June 30, 2006, we have recognized a valuation allowance of approximately $9.5 million for net deferred tax assets. We believe that it is more likely than not that we will be able to recognize our remaining net deferred tax assets, primarily based on our expected future taxable income projections. However, if we revise our estimate of the benefit expected to be derived from the net operating loss carryforward, the valuation allowance may be modified. Increases in the valuation allowance could increase the tax provision or decrease the tax benefit recognized in the period of the change in estimate. For periods in 2005 prior to the Spin-off, the tax provision was based on an allocation of income tax expense from Gray.

     Discontinued operations. Income from discontinued operations of $0.3 million is reported net of tax, separate from continuing operations. In addition, we recorded a gain of $5.7 million, net of tax on disposal of The Goshen News.
Year Ended December 31, 2005 compared to Year Ended December 31, 2004
     Revenues. Total revenues for the year ended December 31, 2005 increased 2% to approximately $47.9 million.
•	Newspaper Publishing revenues increased 4% to approximately $40.2 million for the year ended December 31, 2005 compared to approximately $38.8 million for the year ended December 31, 2004. Retail advertising revenue and classified advertising revenue increased 8% and 6%, respectively, and were the primary contributors to the increase in Newspaper Publishing revenues. The increase in retail advertising revenue was due largely to a combination of account development and readership growth at The Gwinnett Daily Post and Rockdale/Newton Citizen. Of the total increase in retail advertising, approximately $1.4 million of the aggregate increase in retail advertising is attributable to an expansion by 40,000 copies of the Sunday edition of The Gwinnett Daily Post beginning in August 2004. The increase in classified advertising revenue was due to increases in help wanted advertisements. Circulation revenue decreased 8% primarily reflecting a decrease in the number of subscriptions at our newspapers, excluding The Gwinnett Daily Post.

•	GrayLink Wireless revenue decreased 8% to approximately $7.5 million for the year ended December 31, 2005 compared to $8.1 million for the year ended December 31, 2004. Our GrayLink Wireless business had approximately 33,000 and 40,000 pagers in service at December 31, 2005 and 2004, respectively. The number of pagers in service decreased as a result of increased competition from other communication services and products such as cellular telephones. The number of pagers in service has declined over the past several years. The decrease in revenue from the sale and leasing of pagers has been partially offset by reselling cellular telephone services. Paging revenue, excluding revenue from reselling cellular telephone services, accounted for approximately $4.1 million of total GrayLink Wireless revenue in 2005 compared to approximately $5.1 million in 2004. The trend of declining GrayLink paging revenue is expected to continue in the future.
     Operating expenses. Operating expenses for the year ended December 31, 2005 increased 13% to approximately $42.1 million.
     Newspaper Publishing expenses, before depreciation and amortization, increased 9% to approximately $30.3 million.
•	Newsprint expenses increased 8% to approximately $5.2 million. The increase in newsprint expense was primarily due to the increase in average cost per metric ton of standard newsprint by $30 per metric ton since December 31, 2004. Total usage was approximately 11,800 metric tons in 2005. The $30 per metric ton average price increase resulted in approximately $0.6 million of the increase in newsprint costs in 2005 compared to 2004.

•	Newspaper Publishing payroll expenses increased 2% to approximately $10.7 million.

•	Newspaper Publishing transportation service costs, which are primarily outsourced, increased 11% to approximately $4.0 million in the year ended December 31, 2005 compared to approximately $3.6 million for the year ended December 31, 2004. The increase between the periods reflects general increases in fuel costs and the expanded distribution of the Sunday edition of The Gwinnett Daily Post, both of which resulted in higher rates paid to independent contractors.

•	Newspaper Publishing repairs and maintenance expense increased 64% to approximately $0.4 million in the year ended December 31, 2005 compared to approximately $0.3 million for the year ended December 31, 2004. The increase in expense was primarily the result of repairs to a printing press and other production equipment at The Gwinnett Daily Post and Albany Herald.
     Depreciation of property and equipment totaled approximately $1.4 million for each of the years ended December 31, 2005 and 2004.
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
     Income tax expense. Income tax expense was approximately $2.1 million and $3.6 million for the years ended December 31, 2005 and 2004, respectively. The effective tax rate was approximately 38% and 37% for each period, respectively, based on a separate return allocation of income tax expense by Gray prior to the Spin-off.
     Discontinued operations. Income from discontinued operations of $1.0 million is reported net of tax, separate from continuing operations related to The Goshen News, disposed of in 2006.
     Year Ended December 31, 2004 compared to Year Ended December 31, 2003
     Revenues. Total revenues for the year ended December 31, 2004 increased 3% to approximately $46.9 million.
•	Newspaper Publishing revenues increased 6% to approximately $38.8 million. Retail advertising revenue and classified advertising revenue increased 7% and 5%, respectively and were the primary contributors to the increase in these revenues. The increase in retail advertising revenue was due largely to a combination of account development and readership growth at The Gwinnett Daily Post. Approximately 53% of the total increase in retail advertising, was attributable to new advertising accounts developed at the Gwinnett Daily Post and an additional 39% of the aggregate increase in retail advertising was attributable to an expansion by 40,000 copies of the Sunday edition of the same paper beginning in August 2004. The increase in classified advertising revenue was due to increases in help wanted advertisements.

•	GrayLink Wireless revenue decreased 8% to approximately $8.1 million. The decrease was due primarily to price competition and a reduction of units in service. Our GrayLink Wireless business had approximately 40,000 and 53,000 pagers in service at December 31, 2004 and 2003, respectively. The number of pagers in service decreased as a result of increased competition from other communication services and products such as cellular telephones. The number of pagers in service has declined over the past several years. The decrease in revenue from the sale and leasing of pagers has been partially offset by reselling cellular telephone services, which accounted for approximately $2.2 million of revenue in 2004 compared to $1.8 million in 2003.
     Operating expenses. Operating expenses for the year ended December 31, 2004 increased 4% to $37.2 million in comparison with the prior year.

     Newspaper Publishing expenses, before depreciation and amortization, increased 8% to $27.7 million.
•	Newsprint expenses increased 20% to approximately $4.8 million. The increase in newsprint expense was primarily due to the increase in average cost per metric ton of standard newsprint by $51 per metric ton over the course of 2004. Total usage was approximately 10,260 metric tons and the $51 per metric ton average price increase represents approximately $0.6 million of the increase in newsprint costs. The expansion of the Sunday delivery of The Gwinnett Daily Post by approximately 40,000 copies beginning in August 2004 also contributed to the increase in newsprint by approximately $143,000.

•	Newspaper Publishing long term lease expense totaled approximately $0.4 million and $0.3 million for the years ended December 31, 2004 and 2003, respectively. The increase in long term lease expense was the result of a real property lease for the new printing plant net of a sublease for the previous facility.

•	Newspaper Publishing bad debt expense totaled approximately $0.3 million and $0.1 million for the years ended December 31, 2004 and 2003, respectively. The increase in bad debt expense was primarily the result of several larger advertisers becoming uncollectible in 2004 due to bankruptcy filings.
     GrayLink Wireless operating expenses, before depreciation and amortization, totaled approximately $6.4 million compared to $6.6 million for the years ended December 31, 2004 and 2003, respectively reflecting the decline in GrayLink Wireless revenues.
     Depreciation of property and equipment totaled approximately $1.4 million and $1.7 million for the years ended December 31, 2004 and 2003, respectively. The decrease in depreciation was due to older assets becoming fully depreciated.
     Amortization of intangible assets was insubstantial for the year ended December 31, 2004 and totaled approximately $0.1 million for the year ended December 31, 2003. The decrease in amortization expense was due to certain definite lived intangible assets that were acquired in prior years, becoming fully amortized.
     A loss on disposal of assets of approximately $0.4 million was recorded for each of the years ended December 31, 2004 and 2003, resulting from disposals of equipment, primarily pagers, during the respective periods.
     Income tax expense. Income tax expense was approximately $3.6 million and $3.7 million for the years ended December 31, 2004 and 2003, respectively. The effective tax rate was 37% for the year ended December 31, 2004 and 37% for the year ended December 31, 2003.
     Discontinued operations. Income from discontinued operations of $0.8 million is reported net of tax, separate from continuing operations related to The Goshen News, disposed of in 2006
Liquidity and Capital Resources
     General
     The following tables present cash flow data that we believe is helpful in evaluating our liquidity and capital resources:

(Dollars in thousands)

				Six Months
	Year Ended December 31,			Ended June 30,
	2003	2004	2005	2006
Net cash provided by continuing operations	$8,960	$8,289	$8,659	$3,028
Net cash provided by discontinued operations	1,423	1,913	770	491
Net cash used in investing activities	(1,828)	(3,321)	(74,635)	(1,069)
Net cash provided by (used in) financing activities	(8,118)	(6,765)	65,995	(3,710)

Net increase in cash and cash equivalents	$437	$116	$789	$(1,260)

(Dollars in thousands)	December 31,	December 31,	June 30,
	2004	2005	2006
Cash and cash equivalents	$644	$1,433	$173
Long-term debt, including current portion	$0	$121,939	$119,276
     Six Months Ended June 30, 2006 compared to the Six Months Ended June 30, 2005
     On a pro-forma basis giving effect to the Merger as if it occurred on December 31, 2004, cash provided from continuing operations decreased approximately $4.9 million primarily due to (a) approximately $6.1 million of interest in 2006 compared to approximately $0.8 million in 2005; and (b) an approximate $2.0 million increase in corporate overhead in 2006 for expenses related to being a stand alone public company; partially offset by (i) an increase in operating income of approximately $1.5 million due primarily to increases in revenue at our newspaper publishing and collegiate marketing and production services divisions over the prior year; and (ii) an approximate $1.4 million increase in deferred revenue over the prior year.
     Net cash used in investing activities increased approximately $0.2 due primarily to the $0.6 million expenditure related to the acquisition of the Jonesboro Group in 2006 over the prior year.
     Net cash used in financing activities increased approximately $2.7 million due to changes in our capital structure. In 2006, we had repayments, net of borrowings, of our Credit Facilities totaling approximately $2.7 million, paid the remaining approximately $0.6 million of our accrued distribution to Gray for reimbursement of certain expenses paid by Gray in 2006 in connection with the Spin-off and incurred approximately $0.4 million in debt issue costs in connection with our Credit Facilities.
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
     Off-Balance Sheet Arrangements
     We have various operating lease commitments for equipment and real estate used for office space and production facilities. The minimum annual rental commitments under these and other operating leases, net of subleases, with an original lease term exceeding one year are approximately $2.0 million, $1.2 million, $1.0 million, $0.8 million and $0.7 million for the years ending June 30, 2007 through 2011, respectively, and $0.7 million thereafter.
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
     Contractual Obligations as of June 30, 2006

(Dollars in thousands)	Payment Due by Period
		Year	Years	Years	More Than
Contractual Obligations	Total	1	2-3	4-5	5 Years
Long-term debt obligations	$119,276	$900	$1,800	$116,576	$—
Interest obligations (1)	46,159	11,865	23,493	10,801	—
Operating lease obligations (2)	6,387	1,989	2,138	1,528	733
Purchase obligations (3)	108,013	18,675	27,661	19,084	42,593

	$279,835	$33,429	$55,092	$147,989	$43,326

(1)	Interest obligations assume the current contract LIBOR rate in effect at the date of this Form 10-K, as adjusted for the fixed interest rate under the interest rate swap agreement for the period during which the interest rate swap agreement for the period during which the interest rate swap agreement will be effective. Interest obligations are presented through the maturity dates of each component of the credit facilities.

(2)	Operating lease obligations represent payment obligations under non-cancelable lease agreements classified as operating leases and disclosed pursuant to Statements of Financial Accounting Standards No. 13, “Accounting for Leases”, as may be modified or supplemented. These amounts are not recorded as liabilities as of the current balance sheet date. Operating lease obligations are presented net of future receipts on contracted sublease arrangements totaling approximately $0.8 million as of June 30, 2006.

(3)	Purchase obligations primarily consist of future guaranteed rights fee commitments to associations or institutions under contractual arrangements of typically three to ten years, which expire at varying times through 2016.
     Dividends on Series A Preferred Stock and Series B Preferred Stock are payable annually at an annual rate of $40 and $60 per share, respectively, in cash or with the issuance of the respective preferred stock, at the Company’s option. If we were to fund dividends accruing during the year ending June 30, 2007 in cash, the total obligation would be approximately $1.8 million based on the number of shares of Series A and Series B Preferred Stock outstanding as of June 30, 2006.
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
     We currently anticipate that the cash requirements for capital expenditures, operating lease commitments and working capital with respect to the Newspaper Publishing business and the GrayLink Wireless business over the next few years will be generally consistent, in the aggregate, with historical levels and would likely be funded from cash provided by operating activities. Further, we currently anticipate that the recently-acquired Collegiate Marketing and Production Services and Association Management Services businesses will not require significant investments in working capital from year to year, although the seasonality of the Collegiate Marketing and Production Services business causes seasonal cash requirements for working capital. These seasonal cash requirements, and any year to year cash requirements would likely be funded from cash provided by operating activities. In the aggregate, total capital expenditures are not expected to exceed $2.9 million for the year ending June 30, 2007.
     On December 30, 2005, we entered into a senior secured credit facility for debt financing in an aggregate principal amount of up to $140 million, consisting of (1) a 4-year $20 million revolving credit facility, a 4.5-year $90 million first lien term loan and a 5-year $30 million second lien term loan. The interest rate is based on the bank lender’s base rate (generally reflecting the lender’s prime rate) or a London Interbank Offered Rate (“LIBOR”) plus in each case a specified margin, and for revolving and first lien term loan advances, the margin is based upon our debt leverage ratio as defined in the loan agreement. The initial margin for revolving and first lien term loan advances is 2.25% for base rate advances and 3.25% for LIBOR advances. The specified margin for second lien term loan advances is 8.0% for base rate advances and 9.0% for LIBOR advances.
     The credit facility is collateralized by substantially all of our assets. The loan agreement contains certain restrictive provisions which include, but are not limited to, requiring us to maintain certain financial ratios and limits upon our ability to incur additional indebtedness, make certain acquisitions or investments, sell assets or make other restricted payments, including dividends, as defined in the loan agreement. The loan agreement also contains certain financial ratio covenants, as discussed further in Note 8 to the combined and consolidated financial statements included in this Form 10-K.
     Proceeds of the new financing were used to make a $44.6 million cash distribution to Gray (dividend of $40.0 million and $4.6 million of transaction costs) as partial consideration for the membership interests of Gray Publishing, LLC and GrayLink Wireless, refinance all of Bull Run’s long-term debt, pay the cash portion of the Merger consideration and pay transaction costs.
     With the consummation of the Merger and the refinancing, the cash required to service the anticipated debt described above will increase substantially. The first lien term loan facility will require payments of $0.9 million per annum in equal quarterly installments beginning March 31, 2006. Aggregate interest expense on the first and second lien term loans is currently anticipated to initially approximate at least $11 million per year. The cash required to service the debt incurred in the refinancing is currently expected to be funded from cash generated by operating activities. In addition, we will have access to the $20 million revolving credit facility to support cash liquidity needs, subject to debt leverage ratio requirements tested as of the end of each quarterly period. At June 30, 2006, our term loans were fully funded and there were no amounts outstanding under the revolving credit facility, thereby allowing approximately $20 million in available borrowing capacity, subject to the adherence to leverage ratio financial covenants measured quarterly.
     Subsequent Events
     On September 18, 2006, we entered into an amendment to the First Lien Senior Secured Credit Agreement and Second Lien Senior Secured Credit Agreement, dated as of December 30, 2005. Certain covenants were amended, including, without limitation, certain financial covenants. Subsequently, TCM will pay a fee of 25 basis points (as well as other agent fees) to each applicable lender which approves the amendment to each of the First and Second Lien Senior Secured Credit Agreements. In addition, the interest rates on (i) the term loans under the First Lien Senior Secured Credit Agreement will increase by 25 basis points (which will increase an additional 50 basis points in the event the ratings under such credit agreement decrease below certain thresholds) and (ii) the Second Lien Senior Secured Credit Agreements will increase by 50 basis points (which will increase an additional 50 basis points in the event the ratings under such credit agreement decrease below certain thresholds).
     On September 18, 2006, we purchased all of the membership interests of Pinnacle Sports Productions, LLC, adding the collegiate marketing rights to the University of Nebraska to our Collegiate Management and Production Services business.
     Working Capital
     Our current liabilities typically exceed current assets as our current assets typically turn over more rapidly than our current liabilities. Our cash collections cycle of accounts receivable is typically more rapid than our settlement of payables and accrued liabilities. Accrued liabilities and expenses related to guaranteed rights fees and profit splits are typically not due for extended periods. In addition, our deferred revenue represents cash collected in advance of service that is recognized as income when the service is performed and can routinely stretch for several months. For these reasons, our current assets are turned into cash more rapidly than our current liabilities use cash and the excess cash is used to pay down debt. Our borrowing capacity under our revolving line of credit allows us effectively manage our working capital by allowing us to borrow on a short term basis to manage our current liabilities when our cash inflows are not consistent with our cash outflows due to seasonal fluctuations in our business.
Certain Relationships
     Effective at the time of the Spin-off, we obtained certain workers compensation insurance coverage under an insurance contract with Georgia Casualty & Surety Co., which is a wholly-owned subsidiary of Atlantic American Corporation, a publicly traded company in which J. Mack Robinson (beneficial owner of approximately 10.2% of the outstanding shares of our common stock and all of the outstanding shares of our preferred stock) and certain of his affiliates have a substantial ownership interest, and a company of which Hilton H. Howell, a member of our board of directors and Mr. Robinson’s son-in-law, is an executive officer. Prior to the Spin-off Gray had a similar insurance contract with the same company. For each of the years ended December 31, 2003, 2004 and 2005, and the six months ended June 30, 2006, our workers’ compensation insurance expense attributable to Gray’s insurance contract with Georgia Casualty was approximately $0.2 million.
     Through a rights-sharing agreement with Gray, subsequent to the Merger, we participate jointly with Gray in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities of one university. In our role under the agreement with Gray, we manage the preponderance of the revenue-generating and sales fulfillment activities and provide all administrative functions for us and Gray. As a result, we recognize the total revenues derived and expenses incurred in connection with services performed on behalf of the university, and expense amounts paid to Gray under the rights-sharing agreement as a rights fee. In April 2005, Bull Run and Host, along with Gray and the university entered into a new agreement for expanded sports marketing rights for an initial seven year term with an option to extend the license for three additional years. At the same time, Host and Gray entered into a new rights sharing agreement for the same 10-year period. Under this new agreement with Gray, we continue to recognize the total revenues derived and the total expenses incurred in connection with services performed on behalf of the university, and expense amounts payable to Gray as a component of our rights fee expense. The amount payable to Gray will be 50% of the profit to be derived from these marketing activities, as determined at the conclusion of each contract year. Gray will also bear 50% of any losses. The new agreement with Gray also requires Gray to pay to the university 50% of the rights fees payable under the contract with the university as each rights fee installment payment becomes due.
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
     Valuation and Impairment Testing of Intangible Assets
     In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we do not amortize goodwill and certain intangible assets with indefinite useful lives. Instead, SFAS 142 requires that we review goodwill and intangible assets deemed to have indefinite useful lives on at least an annual basis. We perform our annual impairment review during the fourth quarter of each year or whenever events or changes in circumstances indicate that such assets might be impaired. In the year ended December 31, 2005, based on a valuation model incorporating expected future cash flows in consideration of historical cash flows and operating results, a $3.2 million impairment charge was necessary to reduce the carrying value of our FCC licenses to net realizable value, as further discussed in Note 7 to the combined and consolidated financial statements. Based on our impairment testing as of and for the six months ended June 30, 2006, no impairment was deemed necessary.
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
     For purposes of testing goodwill impairment, each of the Gwinnett Daily Post, Rockdale/Newton Citizen and Jonesboro Group, and our recently-acquired Collegiate Marketing and Production Services business and our Association Management Services business are each considered a separate reporting unit. There is no recorded goodwill associated with the Albany Herald or GrayLink Wireless.
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
     Goodwill and intangibles, net of accumulated amortization, were approximately $92.2 million as of December 31, 2005 and $112.4 million as of June 30, 2006, of which, goodwill was approximately $73.7 million and $87.5 million as of each date, respectively. The carrying value of goodwill and acquired intangibles, net of accumulated amortization, represented approximately 69% of our total assets as of June 30, 2006.
     Deferred Income Taxes
     Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on certain deferred tax assets if it is more likely than not that some or all of these deferred tax assets will not be realized. We do not anticipate that all of our available net operating loss carryforward amounts for tax purposes obtained in the Merger will ultimately be realized, due to their expiration or other limitations on utilization. As a result, as of June 30, 2006, we have recognized a valuation allowance of approximately $9.5 million for net deferred tax assets. If and when we revise our estimate of the benefit expected to be derived from the net operating loss carryforward, the valuation allowance may be modified. Increases in the valuation allowance could increase the tax provision or decrease the tax benefit recognized in the period of the change in estimate. The net operating loss carryforward for federal tax purposes begins to expire in 2018.
     Transactions with Related Parties
     Since the Spin-off and Merger, the terms of all material transactions involving related persons or entities have been on terms similar to those of our transactions with independent parties, or in cases where we have not entered into similar transactions with unrelated parties, on terms that were believed to be representative of those that would likely be negotiated with independent parties. All material transactions with related parties will be, reviewed and approved by the independent directors of the Company.
Recent Accounting Pronouncements
     Accounting Changes and Corrections of Errors — In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standard No. 154, (“SFAS No. 154”), “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 was effective for us in the first quarter of 2006.
     Share Based Payments — March 2005, the Securities and Exchange Commission (“SEC”) issued SAB No. 107, “Share-Based Payments” in which the SEC expressed views regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. The application of the guidance in SAB No. 107 has not had a material impact on our consolidated financial position, results of operations and cash flows
     Accounting for Uncertainty in Income Taxes — In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS 109, “Accounting for

Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As required, the Company will adopt FIN 48 in fiscal year 2008. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. We are currently reviewing the impact of the adoption of the FIN 48 on our consolidated financial position, results of operations and cash flows.
Interest Rate and Market Rate Risk
     We are exposed to changes in interest rates due to our financing of our acquisitions, investments and operations. Interest rate risk is present with both fixed and floating rate debt. Based on our debt profile as of June 30, 2006, a 100 basis point increase in market interest rates would increase interest expense and decrease pretax income (or increase pretax loss) by approximately $1.2 million annually. This amount was determined based on our floating rate debt. This amount does not include the effects of certain potential results of increased interest rates, such as reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in our financial structure that could occur if interest rates were higher.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     See “Interest Rate and Market Rate Risk” in Item 7 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data
Combined and Consolidated Financial Statements of Triple Crown Media, Inc.

Page

Report of Independent Registered Public Accounting Firm — BDO Seidman, LLP	48

Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP	49

Consolidated Balance Sheets as of December 31, 2005 and June 30, 2006	50

Combined Statements of Operations for the years ended December 31, 2003 and 2004, and Consolidated Statements of	51
Operations for the year ended December 31, 2005 and the six months ended June 30, 2006

Combined Statements of Stockholders’ Equity for the years ended December 31, 2003 and 2004, and Consolidated	52
Statements of Stockholders’ Equity (Deficit) And Comprehensive Income for the year ended December 31, 2005 and the six months ended June 30, 2006

Combined Statements of Cash Flows for the years ended December 31, 2003 and 2004, and Consolidated Statements	53
of Cash Flows for the year ended December 31, 2005 and the six months ended June 30, 2006

Notes to the Combined and Consolidated Financial Statement	54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Triple Crown Media, Inc.
Lexington, Kentucky
We have audited the accompanying consolidated balance sheets of Triple Crown Media, Inc. and subsidiaries as of June 30, 2006 and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income, and cash flows for the six months then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Triple Crown Media, Inc. and subsidiaries as of June 30, 2006, and the results of their operations and cash flows for the six months then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ BDO Seidman, LLP
Atlanta, Georgia
September 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Triple Crown Media, Inc.:
In our opinion, the combined and consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Triple Crown Media, Inc. (the “Company”) at December 31, 2005, and the combined results of their operations and their combined cash flows for the years ended December 31, 2003 and 2004, and consolidated results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the requirements of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PRICEWATERHOUSECOOPERS LLP
Louisville, Kentucky
March 30, 2006, except for Note 11, as to which the date is September 26, 2006

TRIPLE CROWN MEDIA, INC.
COMBINED AND CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	December 31,	June 30,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,433	$173
Accounts receivable, less allowance for doubtful accounts of $492 and $434, respectively	22,632	11,412
Inventories	1,668	1,498
Other current assets	1,176	1,949
Current assets of business held for sale	622

Total current assets	27,531	15,032

Property and equipment:
Land	1,848	1,993
Buildings and improvements	6,736	7,737
Equipment	19,809	19,777

	28,393	29,507
Accumulated depreciation	(16,106)	(16,457)

	12,287	13,050
Goodwill	73,730	87,475
Other intangible assets, net	18,493	24,917
Deferred income taxes	19,191	16,193
Other assets	6,478	6,908
Non-current assets of business held for sale	13,319

Total assets	$171,029	$163,575

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$2,839	$900
Accounts payable	5,877	3,849
Accrued expenses	15,205	11,450
Accrued fees payable to Gray Television, Inc.	3,034	3,420
Accrued distribution payable to Gray Television, Inc.	647
Federal and state income taxes		76
Deferred revenue	6,436	4,576
Liabilities of business held for exchange	685

Total current liabilities	34,723	24,271
Long-term debt	119,100	118,376
Other liabilities	3,275	2,332
Series B redeemable preferred stock, $.001 par value (authorized 20,000 shares; issued and outstanding 6,050 shares; $6,050 liquidation value)	4,380	4,425

Total liabilities	161,478	149,404

Series A redeemable, convertible preferred stock, $.001 par value (authorized 50,000 shares; issued and outstanding 20,890 shares; $20,890 liquidation value)	16,761	16,885
Commitments and contingencies
Stockholders’ Equity (Deficit):
Common stock, par value $0.001 (authorized 25,000 shares, issued and outstanding (5,129 and 5,187 shares, respectively)	5	5
Additional paid-in capital	3,211	3,453
Accumulated deficit	(10,426)	(6,572)
Accumulated other comprehensive income, net of tax		400

Total stockholders’ equity (deficit)	(7,210)	(2,714)

Total liabilities, preferred stock and stockholders’ equity (deficit)	$171,029	$163,575

The accompanying notes are an integral part of these combined and consolidated financial statements.

TRIPLE CROWN MEDIA, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

				Six Months
	Year Ended December 31,			Ended June 30,
	2003	2004	2005	2006
Operating revenues:
Publishing	$36,670	$38,790	$40,237	$22,047
Collegiate marketing and production services			97	24,174
Association management services			16	4,701
Wireless	8,883	8,129	7,507	3,457

	45,553	46,919	47,857	54,379
Expenses:
Operating expenses before depreciation, amortization
and loss on disposal of assets, net:
Publishing	25,682	27,716	30,304	15,829
Collegiate marketing and production services			101	22,370
Association management services			12	3,472
Wireless	6,625	6,433	6,336	2,965
Corporate and administrative	1,201	1,209	1,117	2,594
Depreciation	1,667	1,386	1,436	1,130
Amortization and impairment of intangible assets	125	5	3,216	1,406
Loss (gain) on disposal of assets, net	385	409	(432)	—

	35,685	37,158	42,090	49,766

Operating income	9,868	9,761	5,767	4,613
Other income (expense):
Interest expense related to Series B preferred stock			(1)	(226)
Interest expense, other	(30)	(3)	(236)	(5,917)
Debt issue cost amortization			(3)	(608)
Miscellaneous income, net	53	37

Income (loss) from continuing operations before income taxes	9,891	9,795	5,527	(2,138)
Income tax expense (benefit)	3,698	3,638	2,098	(578)

Earnings (loss) from continuing operations	6,193	6,157	3,429	(1,560)
Income from discontinued operations, net of tax	736	1,098	988	271
Gain on disposal of discontinued operations, net of tax				5,685

Net income (loss)	6,929	7,255	4,417	4,396
Series A preferred stock dividends accrued			(3)	(542)

Net income (loss) available to common stockholders	$6,929	$7,255	$4,414	$3,854

Basic and diluted per share information:
Earnings (loss) from continuing operations	$1.27	$1.26	$0.70	$(0.30)
Income from discontinued operations	$0.15	$0.23	$0.20	$0.05
Gain on disposal of discontinued operations, net of tax				$1.11
Net income	$1.42	$1.49	$0.91	$0.86
Net income available to common stockholders	$1.42	$1.49	$0.91	$0.75
Weighted average shares outstanding	4,870	4,870	4,871	5,139
The accompanying notes are an integral part of these combined and consolidated financial statements.

TRIPLE CROWN MEDIA, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME
(Amounts in thousands)

					Accumulated		Current
			Additional		Other	Total	Year
	Owner's Net	Common	Paid-In	Accumulated	Comprehensive	Stockholders'	Comprehensive
	Investment	Stock	Capital	Deficit	Income, Net	Equity (Deficit)	Income
Balance as of January 1, 2003	$30,375	$	$	$	$	$30,375
Net income	6,929					6,929
Net transfers to Gray Television, Inc.	(8,050)					(8,050)

Balance as of December 31, 2003	29,254					29,254
Net income	7,255					7,255
Net transfers to Gray Television, Inc.	(6,709)					(6,709)

Balance as of December 31, 2004	29,800					29,800
Net income	4,482			(65)		4,417
Net transfers to Gray Television, Inc.	(4,895)					(4,895)
Common stock issued in Spin-off (4,870 shares)		5				5
Increase in deferred income taxes for Gray’s tax gain on Spin-off	4,855					4,855
Distribution to Gray under terms of Spin-off	(44,600)					(44,600)
Reclassify owner’s net investment to accumulated deficit	10,358			(10,358)		—
Common stock issued in Merger transaction (258 shares)		0	3,211			3,211
Series A preferred dividends accrued				(3)		(3)

Balance as of December 31, 2005	$0	$5	$3,211	$(10,426)		$(7,210)
Issuance of restricted stock		0	20			20
Issuance of common stock to 401K plan		0	157			157
Issuance of stock options			65			65
Net loss				4,396		4,396	4,396
Series A preferred dividends accrued				(542)		(542)
Net change in accumulated other comprehensive income, net of tax					400	400	400

Total comprehensive income							$4,796

Balance as of June 30, 2006	$0	$5	$3,453	$(6,572)	$400	$(2,714)

The accompanying notes are an integral part of these combined and consolidated financial statements.

TRIPLE CROWN MEDIA, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

				Six Months
	Year Ended December 31,			Ended June 30,
	2003	2004	2005	2006
Operating activities:
Net income (loss)	$6,929	$7,255	$4,417	$4,396
Income from discontinued operations, net of tax	(736)	(1,098)	(988)	(271)
Gain on disposal of discontinued operations, net of tax				(5,685)

Income (loss) from continuing operations	$6,193	$6,157	$3,429	$(1,560)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,667	1,386	1,436	1,130
Amortization and impairment charges	125	5	3,219	2,014
Interest accrued on redeemable preferred stock				226
Loss (gain) on disposal of assets, net	386	403	(432)	—
Stock compensation expense				85
Issuance of common stock to 401K plan				157
Deferred income taxes	865	1,121	(403)	(2,998)
Changes in operating assets and liabilities:
Accounts receivable	(196)	(306)	191	11,865
Inventories	(317)	385	172	246
Other current assets	(47)	1	(26)	(741)
Accounts payable and accrued expenses	277	136	535	(4,466)
Accrued income taxes	117	(817)	673	76
Deferred revenue	(122)	(183)	(292)	(1,965)
Other assets and liabilities	12	1	157	(1,041)

Net cash provided by continuing operations	8,960	8,289	8,659	3,028
Net cash provided by discontinued operations	1,423	1,913	770	491

Net cash provided by operating activities	10,383	10,202	9,429	3,519
Investing activities:
Purchases of property and equipment	(1,809)	(3,381)	(2,166)	(484)
Proceeds from asset sales	6	55	1,459
Acquisition of business, net of cash acquired			(73,928)	(585)
Other	(25)	5

Net cash used in investing activities	(1,828)	(3,321)	(74,635)	(1,069)
Financing activities:
Proceeds from borrowings on revolving line of credit			1,939	8,500
Proceeds from borrowings on long-term debt			120,000
Distributions paid to Gray Television, Inc.			(43,953)	(647)
Other transfers to Gray Television, Inc., net	(8,050)	(6,709)	(8,103)
Repayments of borrowings on debt	(68)	(56)		(11,163)
Debt issue costs			(3,888)	(400)

Net cash provided by (used in) financing activities	(8,118)	(6,765)	65,995	(3,710)

Increase (decrease) in cash and cash equivalents	437	116	789	(1,260)
Cash and cash equivalents, beginning of period	91	528	644	1,433

Cash and cash equivalents, end of period	$528	$644	$1,433	$173

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
     On December 30, 2005, Gray distributed to each common stockholder of Gray’s common stock one share of our common stock for every ten shares of Gray Class A common stock or Gray common stock held by the Gray common stockholder. As a result, the Company became a separate, stand-alone entity, independent of Gray. We refer to this series of transactions as the Spin-off.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation — The accompanying combined financial statements for the years ended December 31, 2003 and 2004, were derived from the financial statements and accounting records of Gray using the historical results of operations and historical basis of the assets and liabilities of our newspaper publishing and Graylink wireless businesses and include those assets, liabilities, revenues, and expenses directly attributable to our operations and allocations of certain Gray corporate expenses to us. These amounts were allocated to us on the basis that is considered by us and Gray to reflect most fairly or reasonably the utilization of the services provided to, or the benefits received by, us. We believe the methods used to allocate these amounts were reasonable. All significant intercompany accounts and transactions were eliminated.
     The accompanying consolidated financial statements as of and for the year ended December 31, 2005, reflecting the effects of the Spin-off and Merger, include the accounts of our Company and its wholly owned subsidiaries, including those acquired in the Merger, after elimination of intercompany accounts and transactions. The results of operations for the year ended December 31, 2005 include the combined operating results of our newspaper publishing and Graylink wireless businesses for 364 days as part of Gray through the date of the Spin-off and the consolidated operating results of the Company, after giving effect to the Merger, as a stand-alone company for the one day after the Spin-off.
     The financial information included herein is not necessarily indicative of our future financial position, results of operations, or cash flows, nor is it necessarily indicative of what the financial position, results of operations, or cash flows would have been had we operated as a stand-alone entity during the periods prior to the Spin-off. The combined financial statements also do not reflect the many significant changes that have occurred in our operations as a result of becoming a stand-alone public entity following the close of business on December 30, 2005, although the consolidated balance sheet presented as of December 31, 2005 does reflect our Company’s financial position as a stand-alone entity.
     The accompanying consolidated financial statements as of and for the six months ended June 30, 2006 reflect the results of the operations of the company post Spin-Off and post Merger. The results of operations for the six months ended June 30, 2006 include the consolidated results for 181 days as a stand-alone company. The financial information included herein is not necessarily indicative of our future financial position, results of operations, or cash flows, nor is it necessarily indicative of what the financial position, results of operations, or cash flows would have been had we operated as a stand-alone entity for a full year although the consolidated balance sheet presented as of June 30, 2006 does reflect our Company’s financial position as a stand-alone entity.
     Use of Estimates — The preparation of the combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Change in Fiscal Year — In April 2006, we elected to change our fiscal year end from December 31 to a new fiscal year end of June 30. As a result of the change, our quarterly reporting periods will be comprised of the three calendar months ending September 30, December 31, March 31 and June 30. A June 30 fiscal year end is consistent with the seasonal business cycle of our Collegiate Marketing and Production Services segment.
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
     Our Collegiate Marketing and Production Services business is seasonal in nature. We derive a significant portion of our income from collegiate football and collegiate basketball. Typically, our quarters ended December 31 and March 31 correspond with the collegiate football and collegiate basketball seasons and are our highest revenue quarters, the quarter ended September 30 is weaker and the quarter ended June 30 shows the least revenue. Our operating results trend with this seasonality. Our Newspaper Publishing, Association Management and Wireless segments are generally consistent throughout the year and do not fluctuate significantly from quarter to quarter.
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
     Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” SAB No. 101, “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at the time of performance. Revenues from separate service maintenance agreements are recognized ratably over the term of the agreements.
     Shipping and handling fees billed to customers are classified in net sales in the consolidated statements of operations. Shipping and handling costs incurred are classified in cost of sales in the consolidated statements of operations.
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

				Six Months
	Year Ended December 31,			Ended June 30,
	2003	2004	2005	2006
Trade barter revenue	$427	$455	$600	$461
Trade barter expense	(540)	(508)	(665)	(662)

	$(113)	$(53)	$(65)	$(201)

     Advertising Expense — Advertising expense is expensed immediately when incurred, except for prepaid telephone listings for our Wireless retail locations, which is expensed over the one-year life of the publication. Prepaid advertising was $0, $38, $40 and $0 as of December 31, 2003, 2004 and 2005 and June 30, 2006, respectively. Our advertising expense is summarized as follows:

				Six Months
	Year Ended December 31,			Ended June 30,
	2003	2004	2005	2006
Newspaper publishing	$71	$116	$91	$57
Collegiate marketing and production services				252
Association management				28
Wireless	188	118	126	107

	$259	$234	$217	$444

     Cash and Cash Equivalents - Cash equivalents consist of highly liquid investments that are readily convertible to known amounts of cash and have a maturity of three months or less when purchased. Our cash and cash equivalents were held by a single major financial institution until the Spin-off, and by primarily two major financial institutions thereafter; however, risk of loss is mitigated by the size and the financial health of the institutions.
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
     Our newspaper publishing business provides print advertising, and our collegiate marketing and production services business provides radio and television broadcast, print and signage advertising, to national and local advertisers within the geographic areas in which we operate. Credit is extended based on an evaluation of our customer’s financial condition, and generally advance payment is not required. Credit losses are provided for in the financial statements and consistently have been within management’s expectations.
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

				Six Months
	Year Ended December 31,			Ended June 30,
	2003	2004	2005	2006
Balance at beginning of period	$178	$135	$195	$492
Addition of acquired business			341	(5)
Provision for bad debts	139	288	159	156
Write-offs	(182)	(228)	(203)	(208)

Balance at end of period	$135	$195	$492	$435

     Inventories — Inventories are stated at the lower of cost or market. Newspaper publishing inventories consist principally of newsprint and printing supplies. Inventories related to the collegiate marketing and production services segment and association management segment consist primarily of materials and supplies associated with Host’s printing operations. Graylink wireless inventories consist of wireless electronic devices and related supplies. Inventories are accounted for using the average cost method. We do not record an allowance for inventory obsolescence because our existing newsprint inventories and Host printing inventories are generally utilized in revenue producing activities within approximately 30 and 60 days, respectively, of their initial purchase and we believe any obsolescence allowances relating to our Graylink wireless inventory would be immaterial. Inventory amounts are as follows:

	December 31,	June 30,
	2005	2006
Publishing inventories	$438	$647
Collegiate marketing and production services inventories	801	542
Wireless inventories	429	309

	$1,668	$1,498

     Property and Equipment — Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method. Buildings, improvements and equipment are generally depreciated over estimated useful lives of 30 to 35 years, 10 to 15 years and 3 to 10 years, respectively. Leasehold improvements are depreciated over the lesser of the economic useful life of the asset or the remaining life of the underlying lease. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period.
     Income Taxes — We account for income taxes under Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred assets to the amount more likely than not to be recognized.
     Stock-Based Compensation — We accounted for stock-based compensation prior to the Spin-off using APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and

related interpretations. Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of TCM’s stock and the exercise price. In accordance with APB 25, Gray elected not to record compensation expense associated with qualified stock options for Gray common stock granted to our employees prior to the Spin-off. Effective January 1, 2006, we account for stock-based compensation using SFAS Statement No. 123R, Accounting for Stock-Based Compensation (“SFAS 123R”), as amended, which results in the recognition of compensation expense for stock-based compensation.
     Had compensation expense related to outstanding options for Gray common stock prior to the Spin-off been determined based on the fair value at the grant dates consistent with SFAS 123R, net income (loss) available to common stockholders and earnings per share would be as reflected below:

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
     See footnote 12 for further information regarding stock-based compensation.
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
     For purposes of testing goodwill impairment, each of the Gwinnett Daily Post, Rockdale/Newton Citizen and Jonesboro Group, and our recently-acquired Collegiate Marketing and Production Services business and our Association Management Services business are each considered separate reporting units. There is no recorded goodwill associated with the Albany Herald or the GrayLink wireless segments.
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
     Accounting for Derivatives — We adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, effective December 31, 2005. SFAS No. 133 requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a fair value hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings. If the derivative is a cash flow hedge, the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

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
     Comprehensive Income (Loss) — Comprehensive income includes the value of an interest rate swap that was entered into in February 2006 and is effective June 2006, terminating in March 2009, net of taxes. The fair value of the swap agreement is recognized on the balance sheet as an asset, with the offset recorded in accumulated other comprehensive income net of income taxes. Any changes in the market value of the swaps are adjusted to the asset or liability account and recorded net of the related income taxes in other comprehensive income, except to the extent that the swap is considered ineffective. To the extent that the swap is considered ineffective, changes in market value of the swap are recognized as a component of interest expense in the period of the change.
     Earnings (Loss) Per Share — Basic earnings (loss) per share excludes any dilutive effects of stock options, convertible preferred stock and accrued preferred stock dividends potentially paid in common stock. In periods where they are anti-dilutive, such amounts are excluded from the calculation of dilutive earnings (loss) per share.
     The number of shares used to calculate basic earnings per share in the Combined Statements of Operations for fiscal periods prior to the Spin-off was based on the 4,870,000 shares of our common stock issued in connection with the Spin-off. The number of shares used to calculate basic earnings per share in the Combined and Consolidated Statement of Operations for the six months ended June 30, 2006 was 5,138,775 shares, the weighted average shares outstanding for the period then ended. As of June 30, 2006, all outstanding options were out of the money and thus, no amounts were dilutive.
     Reclassifications — Certain amounts included in the consolidated financial statements for prior years have been reclassified from their original presentation to conform with the current year presentation.
Recent Accounting Pronouncements
     Accounting Changes and Corrections of Errors — In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standard No. 154, (“SFAS No. 154”), “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 was effective for us in the first quarter of 2006.
     Share Based Payments — March 2005, the Securities and Exchange Commission (“SEC”) issued SAB No. 107, “Share-Based Payments” in which the SEC expressed views regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. The application of the guidance in SAB No. 107 has not had a material impact on our consolidated financial position, results of operations and cash flows
     Accounting for Uncertainty in Income Taxes — In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS 109, “Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As required, the Company will adopt FIN 48 in fiscal year 2008. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. We are currently reviewing the impact of the adoption of the FIN 48 on our consolidated financial position, results of operations and cash flows.
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

$100,724

     Beginning December 31, 2005, the day immediately following the effective date of the Merger, the financial results of Bull Run have been consolidated with those of our business. The Merger has been accounted for under the purchase method of accounting, whereby a preliminary valuation of the assets and liabilities of the merged business were included as of the closing of business on December 30, 2005, based on an allocation of the purchase price. Such preliminary estimates have been adjusted based on final valuations with the final adjustments also affecting the carrying value of goodwill. The excess of the purchase price over assets acquired of approximately $70.2 million has been recorded as goodwill.
     The estimated fair values of assets and liabilities acquired under the Merger are summarized as follows:

Receivables	$16,877
Other current assets	1,791
Property and equipment	4,044
Goodwill	69,075
Customer base and trademarks	17,700
Other noncurrent assets	2,757
Deferred income taxes	16,018
Accounts payable and accrued expenses	(20,218)
Deferred revenue	(5,196)
Other noncurrent liabilities	(2,124)

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
4. ACQUISITION OF JONESBORO GROUP
     On March 31, 2006, we acquired the Jonesboro Group of newspapers in a like kind exchange of The Goshen News, hereinafter referred to as “the Swap” pursuant to the terms of the agreement that we entered into with Gray in connection with the Spin-Off. Prior to the Spin-off, in connection with the acquisition of a television station, Gray and TCM entered into an amendment to the separation and distribution agreement the terms of which obligated TCM to sell or swap The Goshen News pursuant to FCC cross-ownership rules. On March 3, 2006, Gray completed the acquisition of a television station in South Bend, Indiana obligating TCM to dispose of The Goshen News.
     Beginning April 1, 2006, the day immediately following the effective date of the Swap, the financial results of the Jonesboro Group have been consolidated with those of our business. The Swap has been accounted for under the purchase method of accounting, whereby a preliminary valuation of the assets and liabilities of the merged business have been included as of the closing of business on March 31, 2006, based on an allocation of the purchase price. Such preliminary estimates will be adjusted once final valuations are derived, with any adjustment also affecting the carrying value of goodwill. A gain of $5.7 million, net of $3.4 million tax impact, was recognized in connection with the swap. The excess of the purchase price over assets acquired of approximately $13.6 million has been recorded as goodwill.
     The estimated fair values of assets and liabilities acquired under the Swap are summarized as follows:

Receivables	$716
Other current assets	115
Property and equipment	1,410
Goodwill	13,618
Customer base and trademarks	7,830
Deferred income taxes	(1,873)
Accounts payable and accrued expenses	(165)
Deferred Revenue	(151)

$21,500

     The treatment of the Swap as a like kind exchange results in the tax basis of The Goshen News continuing as the tax basis of the Jonesboro Group. All tax attributes of The Goshen News will continue to carryforward including the previous value of goodwill related to The Goshen News. See Note 11 for details regarding the disposition of The Goshen News as discontinued operations.
     Pro forma operating results for the years ended December 31, 2005 and the six months ended June 30, 2006, assuming the Swap had been consummated as of January 1, 2005, would have been as follows:

	(Unaudited)
	Year Ended	Six Months
	December 31,	Ended June 30,
	2005	2006
Operating revenues	$120,427	$56,158
Operating income (loss)	6,991	5,863
Income (loss) from continuing operations	(3,356)	(917)
Gain on disposal of discontinued operation		5,685
Net income (loss)	(3,320)	4,893
Net income (loss) available to common	(4,404)	4,351
stockholders
Per share, basic and diluted:
Net loss available to common stockholders	$(0.86)	$0.85
Pro forma weighted average shares outstanding	5,129	5,139
     The pro forma net income includes a noncash gain of $5.7 million for the six months ended June 30, 2006, related to the Swap. The pro forma weighted average shares outstanding is determined based on the number of shares of our common stock issued in connection with the Spin-off and the Merger and the weighted average shares outstanding as of December 31, 2005 and June 30, 2006, respectively. These pro forma results are not necessarily indicative of actual results that might have occurred had the Swap actually occurred in prior years.
5. CORPORATE AND ADMINISTRATIVE EXPENSE

     For the years ended December 31, 2003 and 2004, and for the period January 1, 2005 to December 30, 2005, our costs and expenses include allocations from Gray for centralized legal, accounting, treasury, real estate, information technology, engineering, and other Gray corporate services and infrastructure costs. These allocations have been determined on the basis that we and Gray considered to be reasonable reflections of the utilization of services provided to, or the benefits received by, us as wholly-owned subsidiaries of Gray during these periods. The basis for allocation included specifically identifying those elements that were not applicable to our operations and the remaining costs were allocated on the basis of revenue. Allocated costs totaled $1,358, $1,400 and $1,443 in the years ended December 31, 2003, 2004 and 2005, respectively. Corporate and Administrative expenses totaled $2,594 for the six months ended June 30, 2006 including the costs of being a public entity. Prior to the Spin-off, Gray provided all capitalization for us.
6. TRANSACTIONS WITH AFFILIATED COMPANIES
     Insurance Contract with Georgia Casualty & Surety Co. — Effective December 30, 2005 following the Spin-off, we obtained certain workers’ compensation insurance coverage under an insurance contract with Georgia Casualty & Surety Co., which is a wholly-owned subsidiary of Atlantic American Corporation, a publicly traded company in which J. Mack Robinson (a significant shareholder of our Company) and certain of his affiliates have a substantial ownership interest, and a company of which Hilton H. Howell, a member of our board of directors and Mr. Robinson’s son-in-law, is an executive officer. Prior to the Spin-off Gray had a similar insurance contract with the same company. For the years ended December 31, 2003, 2004 and 2005 our workers’ compensation insurance expense attributable to Gray’s insurance contract with Georgia Casualty was approximately $209, $193 and $155, respectively. For the six months ended June 30, 2006, interest expense attributable to TCM’s insurance contract with Georgia Casualty was approximately $176.
     Rights-Sharing Agreement with Gray — Through a rights-sharing agreement by and between Host and Gray, effective prior to the Merger, we participate jointly with Gray in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities of one university. In Host’s role under the agreement with Gray, Host manages the preponderance of the revenue-generating and sales fulfillment activities and provides all administrative functions for Host and Gray. As a result, Host recognized the total revenues derived and expenses incurred in connection with services performed on behalf of the university, and Host expensed the amounts paid to Gray under the rights-sharing agreement as a rights fee. In April 2005, Host, Gray and the university entered into a new agreement for expanded sports marketing rights for an initial seven year term with an option to extend the license for three additional years. At the same time, Host and Gray entered into a new rights sharing agreement for the same 10-year period. Under the April 2005 agreement with Gray, subsequent to the Merger, we continue to recognize the total revenues derived and total expenses incurred in connection with services performed on behalf of the university, and expense amounts payable to Gray as a component of our rights fee expense. The amount payable to Gray will be 50% of the profit to be derived from these marketing activities, as determined at the conclusion of each contract year. Gray will also bear 50% of any losses. The new agreement with Gray also requires Gray to pay to the university 50% of the rights fees payable under the contract with the university as each rights fee installment payment becomes due. As of June 30, 2006, accrued fees payable to Gray under the current rights-sharing agreement and predecessor agreements were $3,420. Our relationship with Gray is described further in other notes to these combined financial statements.
7. GOODWILL AND INTANGIBLE ASSETS
     Approximately $92.2 million and $112.4 million, or 54% and 69%, of our total assets as of December 31 2005 and June 30, 2006, respectively, consists of unamortized intangible assets, FCC licenses and goodwill. In the period January 1, 2005 through December 30, 2005, a $3.2 million impairment charge was necessary to reduce the carrying value of our FCC licenses to net realizable value. This charge was determined based on an independent valuation conducted as of December 30, 2005 using the income approach discussed in Note 2. No such charge was necessary for the six months ended June 30, 2006.
     A summary of changes in our goodwill and other intangible assets for the years ended December 31, 2004 and 2005 and the six months ended June 30, 2006, by business segment is as follows:

	Net Amount at		Net Amount at
	December 31,		December 31,
	2003	Amortization	2004
Goodwill:
Publishing	$4,782		$4,782

FCC licenses:
Wireless	$4,829		$4,829

Definite lived intangible assets:
Wireless	5	(5)	0

	$5	$(5)	$0

Total intangible assets net of accumulated amortization	$9,616	$(5)	$9,611

	Net Amount at	Acquisitions			Net Amount at
	December 31,	and			December 31,
	2004	Dispositions	Impairment	Amortization	2005
Goodwill:
Publishing	$4,782				$4,782
Collegiate Marketing and Production Services		53,935			53,935
Association Management		15,013			15,013

	$4,782	$68,948			$73,730

FCC licenses:
Wireless	$4,829	$(823)	$(3,206)		$800

Definite lived intangible assets:
Publishing
Collegiate Marketing and Production Services		$12,170		$(4)	$12,166
Association Management		5,530		(3)	5,527

		$17,700		$(7)	$17,693

Total intangible assets net of accumulated amortization	$9,611	$85,825	$(3,206)	$(7)	$92,223

	Net Amount at	Acquisitions		Net Amount at
	December 31,	and		June 30,
	2005	Dispositions	Amortization	2006
Goodwill:
Publishing	$4,782	$13,618		$18,400
Collegiate Marketing and Production Services	53,935	(16)		53,919
Association Management	15,013	143		15,156

	$73,730	$13,745		$87,475

FCC licenses:
Wireless	$800			$800

Definite lived intangible assets:
Publishing		$7,830	$(165)	$7,665
Collegiate Marketing and Production Services	$12,166		$(679)	$11,487
Association Management	5,527		(562)	4,965

	$17,693	$7,830	$(1,406)	$24,117

Total intangible assets net of accumulated amortization	$92,223	$21,575	$(1,406)	$112,392

     The change in Goodwill to Publishing relate to the Swap in which we received the Jonesboro Group for The Goshen News as further explained in Note 4 — Acquisition of Jonesboro Group. The increases in goodwill related our Collegiate Marketing and Production Services and Association Management segments are adjustments related to the Merger referred to in Note 3 — Acquisition of Bull Run Corporation.
     As of December 31, 2005 and June 30, 2006, our intangible assets and related accumulated amortization consisted of the following:

	As of December 31, 2005			As of June 30, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible asset not subject to amortization:
FCC licenses	$6,503	$(5,703)	$800	$6,503	$(5,703)	$800
Goodwill	75,729	(1,999)	73,730	89,474	(1,999)	87,475

	$82,232	$(7,702)	$74,530	$95,977	$(7,702)	$88,275

Other definite lived intangible assets subject to amortization	$17,700	$(7)	$17,693	$25,523	$(1,406)	$24,117

Total intangibles	$99,932	$(7,709)	$92,223	$121,500	$(9,108)	$112,392

     We recorded amortization expense for the years ended December 31, 2003, 2004 and 2005 and the six months period ended June 30 2006 of $125, $5, $7 and $1,406, respectively, and the impairment charge of $3,206 in the year ended December 31, 2005. Amortization expense is expected to approximate $3.1 million, $3.1 million, $3.1 million, $2.8 million and $1.6 million over each of the five years from 2007 through 2011, respectively.
8. ACCRUED EXPENSES
     Accrued expenses consist of the following:

	December 31,	June 30,
	2005	2006
Compensation and related costs	$2,138	$1,993
Guaranteed rights fees and profit splits	8,203	3,958
Accrued Interest	36	1,703
Other accrued liabilities	4,828	3,796

	$15,205	$11,450

9. LONG-TERM DEBT
     Long-term debt outstanding as of December 31, 2005 and June 30, 2006 consists of the following:

	December 31,	June 30,
	2005	2006
First lien senior term loan	$90,000	$89,276
Second lien senior term loan	30,000	30,000
First lien revolving credit facility	1,939	—

	$121,939	$119,276

     Future principal payment obligations of long-term debt are as follows:

Year	Total
2007	$900
2008	900
2009	900
2010	116,576

$119,276

     On December 30, 2005, we entered into (i) a First Lien Secured Credit Agreement and (ii) a Second Lien Senior Secured Credit Agreement with Wachovia Bank, National Association, among others. The First Lien Secured Credit Agreement provides for a senior secured revolving credit facility in the aggregate principal amount of $20,000, which matures on December 30, 2009 (which we refer to as the “First Lien Revolving Credit Facility”) and a senior secured term loan facility in an aggregate principal amount of $90,000, which matures on June 30, 2010 (which we refer to as the “First Lien Term Loan Facility”). The Second Lien Credit Agreement provides for a senior secured term loan facility in the aggregate principal amount of up to $30,000, which matures on December 30, 2010 (which we refer to as the “Second Lien Credit Facility” and, together with the First Lien Credit Facility, collectively as the “Credit Facilities”). Substantially all of our assets are pledged as collateral in conjunction with the Credit Facilities. Proceeds of the Credit Facilities were used to fund a $40,000 cash distribution to Gray in connection with the Spin-off, refinance all of Bull Run’s long-term debt in connection with the Merger, pay the cash portion of the Merger consideration, and pay transaction costs.
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
     Our term loan facilities under the First Lien Term Loan Facility and the Second Lien Credit Facility were fully drawn on the closing date, and $1,939 of the First Lien Revolving Credit Facility was drawn at closing. The credit facility is collateralized by substantially all of our assets. At June 30, 2006 there was no balance drawn on the First Lien Revolving Credit Facility.
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
     Debt issue costs incurred in relation to the Credit Facilities were $3.9 million as of December 31, 2005 and $4.3 million as of June 30, 2006. Accumulated amortization of debt issue costs were immaterial as of December 31, 2005 and $0.5 million as of June 30, 2006. Debt issue cost expensed during the six months ended June 30, 2006 were $0.6 million and included $0.1 million of fees incurred and expensed for the period. Debt issue costs are being amortized over 4 years, the estimated life of the loan.
     We use derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are offset by the fluctuations in values of the underlying exposures being hedged. We have not held or issued derivative financial instruments for trading purposes. Historically, we have monitored the use of derivative financial instruments through the use of objective measurable systems, well-defined market and credit risk limits, and timely reports to senior management according to prescribed guidelines. We have established strict counter-party credit guidelines and have entered into transactions only with financial institutions of investment grade or better. As a result, we have historically considered the risk of counter-party default to be minimal.
     In February 2006, we entered into an interest rate swap agreement effective in June 2006 and terminating in March 2009. Under the agreement, we will be converting a notional amount of $60 million of floating rate debt (currently bearing interest at LIBOR plus the currently applicable margin of 3.25%) to fixed rate debt, bearing interest at 5.05% plus the applicable margin. For the six months ended June 30, 2006, based on specific testing, we considered the hedge to be effective. The fair value of the hedge as of June 30, 2006 was $0.6 million and was recorded as an asset in other assets. Accordingly, we recognized $0.4 million of Other Comprehensive Income, net of tax related to this interest rate swap.
10. INCOME TAXES

     Income tax expense in our combined and consolidated financial statements has been determined on a separate tax return basis. Federal and state income tax expense is summarized as follows:

				For the Six
	Year Ended December 31,			Months Ended
	2003	2004	2005	June 30, 2006
Current:
Federal	$2,724	$2,686	$2,432	$5,621
State and local	511	504	313	450
Deferred	973	1,121	(22)	(2,998)

	$4,208	$4,311	$2,723	$3,073

     Income tax expense is included in the accompanying combined and consolidated financial statements as follows:

				For the Six
	Year Ended December 31,			Months Ended
	2003	2004	2005	June 30, 2006
Continuing operations	$3,698	$3,638	$2,098	$(578)
Income from discontinued operations	510	673	625	174
Gain on disposal of discontinued operations				3,477

	$4,208	$4,311	$2,723	$3,073

     Pursuant to the Swap referred to in Note 3, we recognized a gain on disposal of The Goshen News of $5.7 million, net of tax.
     As a result of the gain recognized by Gray on the Spin-off, we increased the tax basis in our assets by approximately $12.8 million, thereby increasing our deferred tax assets by approximately $4.8 million. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,	June 30,
	2005	2006
Deferred tax assets:
Allowance for doubtful accounts	$193	$159
Reserves against nonoperating receivables	2,409	2,175
Accrued expenses	1,054	884
Net operating loss carryforward	28,622	26,848
Contribution carryforward		92
Business credit carryforward	116	116
Stock options		32
Alternative Minimum Tax credit carryforward	490	566

Total deferred tax assets	32,884	30,872

Deferred tax liabilities:
Net book value of property and equipment	(1,413)	(1,486)
FCC licenses, goodwill and other intangibles	(2,535)	(3,442)
Other	(260)	(266)

Total deferred tax liabilities	(4,208)	(5,194)

Net deferred tax assets (liabilities) before valuation allowance	28,676	25,678
Valuation allowance	(9,485)	(9,485)

Deferred tax assets (liabilities), net	$19,191	$16,193

     As of June 30, 2006, we had approximately $70.7 million in net operating loss carryforwards with expiration dates through 2018. We do not anticipate that all of our available net operating loss carryforward amounts for tax purposes obtained in the Merger will ultimately be realized, due to their expiration or other limitations on utilization. As a result, as of June 30, 2006, we have recognized a valuation allowance of approximately $9.5 million for net deferred tax assets. If and when we revise our estimate of the benefit expected to be derived from the net operating loss carryforward, the valuation allowance may be modified. Increases in the valuation allowance could increase the tax provision or decrease the tax benefit recognized in the period of the change in estimate.
     Our effective tax rate in future periods may differ from that experienced prior to the Spin-off, which was based on a separate return allocation of income taxes to us by Gray. A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the combined and consolidated financial statements is as follows:

				For the Six
	Year Ended December 31,			Months Ended
	2003	2004	2005	June 30, 2006
Statutory federal rate applied to income before income taxes	$3,787	$3,933	$2,428	$2,542
State and local taxes, net of federal tax benefit	337	333	257	296
Interest on series B preferred stock				77
Other items, net	84	45	38	158

Income tax expense	$4,208	$4,311	$2,723	$3,073

11. DISCONTINUED OPERATIONS
     On April 7, 2006, we entered into an asset exchange agreement with Community First Holdings, Inc. (CNHI), dated as of April 1, 2006, to exchange The Goshen News for the Jonesboro Group consisting of the Clayton News Daily, Clayton News Weekly, Henry Daily

Herald and Jackson Progress-Argus. Subject to the terms and conditions of the agreement, effective as of April 1, 2006, CNHI assumed substantially all of the operating assets and assumed and became liable and otherwise responsible for substantially all of the operating liabilities and obligations of The Goshen News, and we assumed substantially all of the operating assets and assumed and became liable for substantially all of the liabilities of the Jonesboro Group. Accordingly, the results of operations for the six months ended June 30, 2006 include only the results of the Jonesboro Group operations for the three months ended June 30, 2006. The results of operations for The Goshen News, for the years ended December 31, 2003, 2004, and 2005 and the six months ended June 30, 2006, have been reclassified to discontinued operations. For the six months ended June 30, 2006, we recognized a gain on exchange of business related to this transaction of $5.7 million, net of $3.5 million income tax impact.
     Summary operating results for The Goshen News are as follows:

				For the Six
	For the Year Ended December 31,			Months Ended
	2003	2004	2005	June 30, 2006
Operating revenue	$5,749	$5,964	$5,966	$1,417
Income before taxes	1,246	1,771	1,613	445
Income tax expense	510	673	625	174
Income, net of tax	736	1,098	988	271
Gain on exchange, net of tax				5,685
     Assets and liabilities related to The Goshen News held for exchange as of December 31, 2005 and immediately prior to the swap consisted of the following:

December 31,
2005
Current assets	$622
Property and equipment	1,322
Goodwill	11,997
Current liabilities	685
     The exchange occurred on April 1, 2006, and therefore we did not have any assets or liabilities related to The Goshen News as of June 30, 2006.
12. PREFERRED STOCK
     As of June 30, 2006, 20,890 shares of our series A redeemable, convertible preferred stock (which we refer to as Series A Preferred Stock) were outstanding, having an aggregate face value of $20,890 and a carrying value of $16,760 at issuance, all of which are convertible into shares of our common stock (a) at the holder’s option, at any time after December 30, 2006, or (b) at our option, upon a change of control or liquidation event at a conversion price equal to a 40% premium above the 30-day average trading price of our common stock for the period beginning on June 30, 2006. Each holder of the Series A Preferred Stock is entitled to receive dividends at an annual rate of $40 per share in cash or in additional shares of Series A Preferred Stock, at our option. We currently do not anticipate that cash dividends will be paid for the foreseeable future. The liquidation and redemption price of the Series A Preferred Stock is $1,000 per share and dividends are cumulative. We have the option to redeem the Series A Preferred Stock at any time after December 30, 2010 at the liquidation value, which includes accrued dividends, but in any case we are required to redeem all outstanding Series A Preferred Stock on or prior to August 2, 2020. As of June 30, 2006, all outstanding shares of Series A Preferred

Stock were held by Mr. J Mack Robinson, who also beneficially owns approximately 10% of our common stock.
     As of June 30, 2006, 6,050 shares of our series B convertible preferred stock (which we refer to as Series B Preferred Stock) were outstanding, having an aggregate face value of $6,050 and a carrying value of $4,380 at issuance, all of which are convertible into shares of our common stock at our option, upon a change of control or liquidation event at a conversion price equal to a 40% premium above the 30-day average trading price of our common stock for the period beginning June 30, 2006. Each holder of the Series B Preferred Stock is entitled to receive dividends at an annual rate of $60 per share in cash or in additional shares of Series B Preferred Stock, at our option. We currently do not anticipate that cash dividends will be paid for the foreseeable future. The liquidation and redemption price of the Series B Preferred Stock is $1,000 per share and dividends are cumulative. We have the option to redeem the Series B Preferred Stock at any time after December 31, 2010 at the liquidation value, which includes accrued dividends, but in any case we are required to redeem all outstanding Series B Preferred Stock on or prior to August 2, 2021. As of June 30, 2006, all shares of Series B Preferred Stock were held by Mr. Robinson.
     All shares of preferred stock rank, as to payment of dividends and as to distribution of assets upon liquidation or dissolution of our Company, on a parity with all other currently issued preferred stock and any preferred stock issued by us in the future, and senior to our currently issued common stock and common stock issued in the future. The difference between the carrying value and face value of each series of preferred stock will be accreted using the interest method through the applicable mandatory redemption date of the series of preferred stock. Accordingly, for the six months ended June 30, 2006, accretion in the amount of approximately $124 and $45 was recognized as a component of series A preferred stock dividends accrued and interest expense related to series B preferred stock, respectively. Accrued dividends at December 31, 2005 were $3 and $1 related to the series A preferred stock and series B preferred stock, respectively. Accrued dividends at June 30, 2006 were $420 and $182 related to the series A preferred stock and series B preferred stock, respectively.
13. STOCK OPTIONS AND OTHER EQUITY COMPENSATION PLANS
     In November 2005, we adopted our 2005 Long Term Incentive Plan, referred to as the 2005 Incentive Plan. We have reserved 1 million shares of our common stock under the 2005 Incentive Plan for the issuance of stock options, restricted stock awards, stock appreciation rights and performance awards, pursuant to which certain options were granted as discussed in Note 2. The terms and conditions of such awards are determined at the sole discretion of our board of directors or a committee designated by the Board to administer the plan. We provide previously unissued shares of our common stock to a participant upon a participant’s exercise of vested options. Of the 1 million shares authorized, approximately 0.6 million shares are available for future grants as of June 30, 2006.
     Effective January 1, 2006, we account for stock-based compensation under SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” which requires us to expense the fair value of grants made under the stock option program over the vesting period of each individual option agreement. Awards that are granted after the effective date of SFAS No. 123(R) are valued and non-cash share-based compensation expense is recognized in the consolidated statements of operations in accordance with SFAS No. 123(R). No non-vested awards were granted before the effective date of SFAS No. 123(R). We recognize non-cash share-based compensation expense ratably over the requisite service period which generally equals the vesting period of options, adjusted for expected forfeitures.

     In accordance with SFAS No. 123(R), we recognized non-cash share-based compensation expenses of approximately $84, or $50, net of tax, which negatively impacted net income by $.03 per share for the six months ended June 30, 2006. The non-cash share-based compensation expenses were based on the fair values of approximately 0.4 million shares of underlying options granted during the fiscal year. The expense was included in the consolidated statements of operations as corporate and administrative expenses.
     For the six months ended June 30, 2006, the total income tax benefits recognized in the consolidated statements of operations for share-based compensation, recorded in accordance with SFAS No. 123(R), were approximately $34. No share-based compensation expense has been capitalized related to employees whose labor is capitalized.
     We value stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. In determining the expected term, we separate groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations. The option-pricing model requires the input of highly subjective assumptions, such as those listed below. The volatility rates are based on historical stock prices. The expected life of options granted are based on historical data, which, as of June 30, 2006 is a partial option life cycle, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards
     The fair values of options granted were estimated on the date of grant using the following assumptions for the fiscal year ended June 30, 2006:

Weighted-average expected volatility	33.6%
Expected life (years)	5.75
Expected dividend yield	0.00%
Risk-free interest rate	4.97%
     The following is a summary of option activity:
     (in thousands, except per share data and number of years)

			Weighted-
			Average
		Weighted-	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at December 31, 2005	7	$501.92
Granted	374	$5.43	9.8	$1,212
Forfeited or expired	(1)	$546.56

Outstanding at June 30, 2006	380	$12.70	9.7	$1,212

Exercisable at June 30, 2006	6	$489.14	3.5

     The weighted-average grant date fair value of options granted during the fiscal year ended June 30, 2006 was $5.43. Shares granted during the six months ended June 30, 2006 vest 33% annually as of each June 30 from June 30, 2007 through 2009. As of June 30, 2006, there was approximately $0.6 million in non-cash share-based compensation cost related to non-vested awards not yet recognized in our consolidated statements of operations. This cost is expected to be recognized over a weighted-average period of 2.75 years. No shares vested and no shares were exercised during the six months ended June 30, 2006.
     As a result of the Merger and the resulting exchange of options to purchase Bull Run common stock for options to purchase shares of our common stock, certain of our employees hold options to acquire shares of our common stock at exercise prices ranging from $40.14 to $1,513.85 per share. All of these options were fully vested as of the date of the Merger. As of June 30, 2006, options for 5,710 shares were outstanding, having a weighted average exercise price of $489.14 per share and a weighted average remaining live of 3.5 years. During the six months ended June 30, 2006, options for 1,386 shares having a weighted average exercise price of $554.56 per share were forfeited.
     In connection with restricted stock, the fair market value of our Common Stock on the date the awards were granted, net of expected forfeitures, represents unrecognized deferred stock compensation which is being amortized on a straight-line basis over the probable vesting periods of the underlying awards. In February 2006, each of the seven members of our board of directors received an award of 5,000 shares of our Common Stock, subject to a vesting schedule whereby 1,000 shares vest annually as of each December 31 from December 31, 2006 through 2010. In connection with such awards, during the six months ended June 30, 2006, we recognized $20 of such compensation expense as corporate and administrative expenses. As of June 30, 2006, $243 of stock-based compensation expense related to restricted stock remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 4.5 years.
14. EMPLOYEE BENEFIT PLANS
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
15. COMMITMENTS AND CONTINGENCIES
     Operating Leases — We have various operating lease commitments for equipment, land and office space. Rent expense resulting from operating leases for the years ended December 31, 2003, 2004 and 2005 and the six months ended June 30, 2006 were approximately $1.0 million, $1.1 million, $1.1 million and $1.1 million, respectively. The minimum annual rental commitments under these and other operating leases, net of subleases, with an original lease term exceeding one year are $2.0 million, $1.2 million, $1.0 million, $0.8 million and $0.7 million for the years ending June 30, 2007 through 2011, respectively, and $0.7 million thereafter.
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
     On February 12, 1999, Tarzian filed suit in the United States District Court for the Southern District of Indiana against U.S. Trust Company of Florida Savings Bank as Personal Representative of the Estate, claiming that Tarzian had a binding and enforceable contract to purchase the Tarzian Shares from the Estate. On February 3, 2003, the Court entered judgment on a jury verdict in favor of Tarzian and against the Estate for breach of contract and awarded Tarzian $4.0 million in damages. The Estate appealed the judgment and Tarzian cross-appealed. On February 14, 2005, the Seventh Circuit Court of Appeals issued a decision concluding that no contract was ever created between Tarzian and the Estate, reversing the judgment of the District Court, and remanding the case to the District Court with instructions to enter judgment for the Estate. Tarzian’s petition for rehearing was denied by the Seventh Circuit, and the U.S. Supreme Court denied Tarzian’s petition for certiorari. Tarzian also filed a motion for a new trial in the District Court based on the Estate’s alleged failure to produce certain documents in discovery. The District Court denied Tarzian’s motion, the Seventh Circuit Court of Appeals affirmed the District Court’s ruling, and on June 12, 2006, the U.S. Supreme Court denied Tarzian’s petition for certioari, ending the litigation between Tarzian and the Estate. Bull Run was not directly involved in this litigation, but was the subject of litigation related to this matter as described below.
     On March 7, 2003, Tarzian filed suit in the United States District Court for the Northern District of Georgia against Gray and Bull Run for tortious interference with contract and conversion. The lawsuit alleged that Bull Run and Gray purchased the Tarzian Shares with actual knowledge that Tarzian had a binding agreement to purchase the stock from the Estate. The lawsuit sought damages in an amount equal to the liquidation value of the interest in Tarzian that the stock represented, which Tarzian claimed to be as much as $75 million, as well as attorneys’ fees, expenses, and punitive damages. The lawsuit also sought an order requiring Gray and Bull Run to turn over the Tarzian Shares to Tarzian and relinquish all claims to the stock. On May 27, 2005, the Court issued an Order administratively closing the case pending resolution of Tarzian’s lawsuit against the Estate in Indiana federal court as described in the preceding paragraph. On July 26, 2006, following the conclusion of the Indiana federal case, the parties filed a Stipulation of Dismissal with Prejudice in the Georgia federal case, ending the litigation between Tarzian, Gray, and Bull

Run. Gray paid all legal costs incurred in connection with these claims, and we have not accrued any liability in connection with the claim or costs associated with these claims.
     Indemnification — Pursuant to various agreements entered into in connection with the Spin-off, we agreed to indemnify Gray in certain circumstances for potential tax liabilities imposed upon Gray due to any action or inaction by us that causes the Spin-off to not qualify as a tax free transaction to Gray and/or to Gray’s shareholders. In our opinion, the amount of ultimate liability, if any, with respect to this indemnification will not materially affect our financial position or results of operations.
16. INFORMATION ON BUSINESS SEGMENTS
     Based on the quantitative thresholds specified in SFAS No. 131, the Company has determined that we operate in four reportable segments: newspaper publishing, collegiate marketing and production services, association management services and Graylink wireless.
     The accounting policies of the operating segments are the same as those described in Summary of Significant Accounting Policies. Segment amounts disclosed are shown after elimination entries made in consolidation. Intersegment sales are accounted for at fair value as if sales were to third parties. Intersegment sales are not material. The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of allocated corporate expenses, interest/other expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Thus, operating income includes only the costs that are directly attributable to the operations of the individual segment. Assets not identifiable to an individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, short-term investments, intangible assets and intercompany amounts, which are eliminated in consolidation. The following tables present certain financial information concerning our reportable segments derived from these separate divisions:

				Six Months
	Year Ended December 31,			Ended June 30,
	2003	2004	2005	2006
Operating revenues:
Publishing	$36,670	$38,790	$40,237	$22,047
Collegiate marketing and production services			97	24,174
Association management			16	4,701
Wireless	8,883	8,129	7,507	3,457

Total operating revenue	$45,553	$46,919	$47,857	$54,379

Operating income:
Publishing	$8,927	$9,217	$7,992	$5,493
Collegiate marketing and production services			(16)	826
Association management			1	608
Wireless	941	544	(2,210)	280
Corporate				(2,594)

Total operating income	9,868	9,761	5,767	4,613
Discontinued operations
Miscellaneous income, net	53	37
Amortization of Debt Issue Costs			(3)	(608)
Interest expense	(30)	(3)	(237)	(6,143)

Income (loss) from continuing operations before income taxes	$9,891	$9,795	$5,527	$(2,138)

Depreciation and amortization expense:
Publishing	$1,019	$1,322	$987	$725
Collegiate marketing and production services			7	977
Association management			2	620
Wireless	1,054	858	3,656	212
Corporate				610

Total depreciation and amortization expense	$2,073	$2,180	$4,652	$3,144

Loss (gain) on disposal of assets, net:
Publishing (1)	$161	$49	$47	$(5,685)
Wireless	225	360	(479)	—

Total loss (gain) on disposal of assets, net	$386	$409	$(432)	$(5,685)

Capital expenditures:
Publishing	$491	$1,343	$2,096	$195
Collegiate marketing and production services				$117
Association management				$154
Wireless	822	466	70	—
Corporate				18

Total capital expenditures	$1,313	$1,809	$2,166	$484

(1)	Includes gain on disposition of The Goshen News accounted for in discontinued operations.

	As of	As of
	December 31,	June 30,
	2005	2006
Identifiable assets:
Publishing	$19,721	$36,272
Collegiate marketing and production services	90,731	79,813
Association management	21,577	21,332
Wireless	4,830	4,507

	136,859	141,924
Corporate	20,229	21,651
Discontinued operations	13,941

Total identifiable assets	$171,029	$163,575

     The newspaper publishing segment operates six daily newspapers and one weekly newspaper in seven different markets located in Georgia. The collegiate marketing and production services and association management services segments, headquartered in Lexington, Kentucky, serve customers in multiple locations throughout the country. The wireless operations are located in Florida, Georgia, and Alabama. Our newspaper publishing operations derive their revenue from three sources: retail advertising, circulation and classified advertising. Collegiate marketing and production services operations revenue is derived from primarily radio and print advertising, sales of corporate sponsorships and product sales related to marketing and promotion of collegiate sports teams and events. Association management services segment revenue is derived primarily from fees related to services such as membership management and recruitment activities, financial reporting, accounting, marketing, publishing, education, event management, Internet web site management, and hospitality and convention planning and production activities. Wireless revenue is derived primarily from the sale of pagers and paging services, cellular telephone equipment, accessories and services. Inter-segment revenues are not material and have been eliminated in the amounts presented below. Corporate and administrative expenses are allocated to the segment based on net segment revenues.
17. SUPPLEMENTAL CASH FLOW INFORMATION
     In 2005, we paid $43,953 of the anticipated $44,600 distribution to Gray. The remaining $647 was paid in 2006 for transaction expenses related to the Spin-Off. We issued common and preferred stock totaling $24,313 as part of the Merger described more fully in Note 3.
18. CHANGE IN FISCAL YEAR END
     In April 2006, we elected to change our fiscal year end from December 31 to a new fiscal year end of June 30. The following unaudited supplemental information for the six months ended June 30, 2005 is provided for comparison between the six month transition period in these combined and consolidated statements with the six month period ended June 30, 2005, and, accordingly, is presented with Bull Run pro-forma information.

For the Six
Months Ended
June 30,
2005
(Unaudited)
Operating Revenues

Publishing	$19,779
Collegiate Marketing & Production Services	$22,336
Association Management	$4,293
Wireless	$4,130

Total Revenue	$50,538

Expenses

Operating expenses before depreciation, amortization and loss on disposal of assets, net:
Publishing	$14,713
Collegiate Marketing & Production Services	$22,089
Association Management	$3,045
Wireless	$2,962
Corporate and Administrative	$586
Depreciation	$1,019
Amortization and impairment of intangible assets
Loss (gain) on disposal of assets, net	$(44)

Total Expenses	$44,370

Operating Income (Loss)	$6,168

Total Interest Expense, Net	$(818)

Income (Loss) from Continuing Operations	$5,350
Income Tax Expense	$1,581

Earnings from Continuing Operations	$3,769

Income From Discontinued Operations, net of Tax	$543

Pro-Forma Net Income	$4,312

19. SELECTED QUARTERLY FINANCIAL DATA (unaudited)
(Dollars and shares in thousands, except per share amounts)

	Quarter Ended (a)
	September 30,	December 31,	March 31,	June 30,
	2005	2005	2006	2006
Operating revenues	$11,646	$12,301	$32,648	$21,731
Operating income (loss)	2,321	(1,373)	4,123	490
Earnings (loss) from continuing operations	1,436	(997)	464	(2,024)
Income from discontinued operations, net of tax	242	203	271
Gain on exchange of discontinued operations, net of tax				5,685
Net income (loss)	1,679	(799)	735	3,661
Net income (loss) available to common stockholders	1,679	(802)	464	3,390
Per share data, basic and diluted
Earnings (loss) from continuing operations	$0.34	$(0.16)	$0.09	$(0.39)
Income from discontinued operations	$0.05	$0.04	$0.05	$—
Gain on disposal of discontinued operations, net of tax	$—	$—	$—	$1.10
Net income	$0.34	$(0.16)	$0.14	$0.71
Net income available to common stockholders	$0.34	$(0.16)	$0.09	$0.66

Weighted average number of shares, basic and diluted	4,870	4,873	5,131	5,147

	Quarter Ended
	September 30,	December 31,	March 31,	June 30,
	2004	2004	2005	2005
Operating revenues	$11,661	$12,584	$11,743	$12,167
Operating income (loss)	2,296	2,654	2,118	2,701
Earnings (loss) from continuing operations	1,421	1,752	1,315	1,675
Income from discontinued operations, net of tax	294	260	272	271
Net income (loss)	1,715	2,012	1,557	1,980
Net income (loss) available to common stockholders	1,715	2,012	1,557	1,980
Per share data, basic and diluted
Earnings (loss) from continuing operations	$0.35	$0.41	$0.32	$0.41
Income from discontinued operations	$0.06	$0.05	$0.06	$0.06
Net income	$0.35	$0.41	$0.32	$0.41
Net income available to common stockholders	$0.35	$0.41	$0.32	$0.41

Weighted average number of shares, basic and diluted	4,870	4,870	4,870	4,870

	Quarter Ended
	March 31,	June 30,
	2004	2004
Operating revenues	$11,192	$11,482
Operating income (loss)	2,383	2,428
Earnings (loss) from continuing operations	1,471	1,513
Income from discontinued operations, net of tax	189	355
Net income (loss)	1,660	1,868
Net income (loss) available to common stockholders	1,660	1,868
Per share data, basic and diluted
Earnings (loss) from continuing operations	$0.34	$0.38
Income from discontinued operations	$0.04	$0.07
Net income	$0.34	$0.38
Net income available to common stockholders	$0.34	$0.38

Weighted average number of shares, basic and diluted	4,870	4,870
(a)	Until December 30, 2005, our operations were comprised of the Newspaper Publishing and GrayLink Wireless businesses. Following the consummation of the Merger on December 30, 2005, our Company is now comprised of the Newspaper Publishing and GrayLink Wireless segments plus Bull Run’s Collegiate Marketing and Production Services business segment and Association Management Services business segment. The operating results prior to the quarter ended March 31, 2006 include only one day of operating results for the Collegiate Marketing and Production Services and Association Management operations in the quarter ended December 31, 2005. Beginning with the quarter ended March 31, 2006, the operating results of our Collegiate Marketing and Production Services or Association Management business segments are fully reflected in our financial statements. Our Collegiate Marketing and Production Services business is seasonal in nature. We derive a significant portion of our income from collegiate football and collegiate basketball. Typically, our quarters ended December 31 and March 31 correspond with the collegiate football and collegiate basketball seasons and are our highest revenue quarters, the quarter ended September 30 is weaker and the quarter ended June 30 shows the least revenue. Our operating results trend with this seasonality. Our Newspaper Publishing, Association

Management and Wireless segments are generally consistent throughout the year and do not fluctuate significantly from quarter to quarter.
20. SUBSEQUENT EVENTS
     On September 18, 2006, we entered into an amendment to the First Lien Senior Secured Credit Agreement and Second Lien Senior Secured Credit Agreement, dated as of December 30, 2005. Certain covenants were amended, including, without limitation, certain financial covenants. Subsequently, TCM will pay a fee of 25 basis points (as well as other agent fees) to each applicable lender which approves the amendment to each of the First and Second Lien Senior Secured Credit Agreements. In addition, the interest rates on (i) the term loans under the First Lien Senior Secured Credit Agreement will increase by 25 basis points (which will increase an additional 50 basis points in the event the ratings under such credit agreement decrease below certain thresholds) and (ii) the Second Lien Senior Secured Credit Agreements will increase by 50 basis points (which will increase an additional 50 basis points in the event the ratings under such credit agreement decrease below certain thresholds).
     On September 18, 2006, we purchased all of the membership interests of Pinnacle Sports Productions, LLC, adding the collegiate marketing rights to the University of Nebraska to our Collegiate Management and Production Services business.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None. See Item 14 for further information.
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
     We carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures performed pursuant to Rule 13a-15 under the Exchange Act. Based on their evaluation, our Chief Executive Officer and our Chief Financial Officer determined that there was a failure to properly account for and disclose in a timely fashion, complex, non-routine business combination and disposition matters associated with asset exchanges and the related discontinued operations presentation and associated tax matters, which management deemed to be a material weakness. Accordingly, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were not effective.
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 identified in connection with the evaluation thereof by the Company’s management that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequent to June 30, 2006 however, in order to address our material weakness related to complex and non-routine business combinations and disposition matters, we have enhanced our internal control processes in order to comprehensively review the accounting and disclosure implications of such transactions on a more timely basis. As part of this enhancement, we have identified outside consultants that we will contract with to confirm our understanding of complex transactions, as necessary.
Item 9B. Other Information
     None

PART III
Item 10. Directors and Executive Officers of the Registrant
     Information concerning each of our directors and executive officers as of June 30, 2006 is as follows:

Name	Age	Position
Robert S. Prather, Jr.	61	Director, Chairman
Thomas J. Stultz	54	Director, President and Chief Executive Officer
Gerald N. Agranoff	59	Director
James W. Busby	52	Director
Michael Steven Cornwell	41	Executive Vice President of Operations
Hilton H. Howell, Jr.	44	Director
Monte C. Johnson	69	Director
George E. “Nick” Nicholson	58	Director
Mark G. Meikle	41	Executive Vice President and Chief Financial Officer
     ROBERT S. PRATHER, JR., has been Chairman of the Company since December 2005 and a director of the Company since May 2005. Mr. Prather was the Company’s President and Chief Executive Officer from May 2005 until December 2005. He had been Bull Run Corporation’s President and Chief Executive Officer from 1992 until December 2005. He has served as President, Chief Operating Officer and a director of Gray Television, Inc. since 2002, and as Gray’s Executive Vice President-Acquisitions and a director from 1996 through 2002. Mr. Prather serves as a director of Gabelli Asset Management Inc. (a provider of investment advisory and brokerage services). He serves as a director of Gray Television, Inc. He is also an advisory director of Swiss Army Brands, Inc. and serves on the Board of Trustees of the Georgia World Congress Center Authority.
     THOMAS J. STULTZ, has been President and Chief Executive Officer since December 2005. Mr. Stultz had been President and Chief Operating Officer of Host Communications, Inc., a subsidiary of Bull Run Corporation since August 2004. He served as President of Gray Publishing, LLC from 1996 through December 2004, managing the daily newspapers owned by Gray Television, Inc.
     GERALD N. AGRANOFF has been a director of the Company since December 2005. Mr. Agranoff has served as Managing Member of Inveraray Capital Management LLC, an investment management company, since 2002; general partner of SES Family Investment & Trading Partnership, L.P., an investment partnership, since 1996; general partner of, and general counsel to, Edelman Securities Company, L.P. (formerly a registered broker-dealer), having been affiliated with that firm since 1982; and counsel to Kupferman and Kupferman LLP (a law firm) since November 2004. Mr. Agranoff is a director of Petrosearch Corporation.
     JAMES W. BUSBY has been a director of the Company since December 2005. Mr. Busby has been President of Del Mar of Wilmington Corporation, a real estate development company, since 1997. Mr. Busby was President of Datasouth Computer Corporation, a subsidiary of Bull Run Corporation since 1994, from 1984 through 1997, and was one of Datasouth’s founders in 1977.
     MICHAEL STEVEN CORNWELL has been Executive Vice President of operations of the Company since April 2006. Mr. Cornwell has been Vice President and General Manager of WIBW-TV, an affiliate of Gray Television, Inc since 2004. Prior to that he served in various capacities at Gray Publishing, LLC.
     HILTON H. HOWELL, JR. has been a director of the Company since December 2005. Mr. Howell was Bull Run Corporation’s Vice President and Secretary from 1994 until December 2005. He has served as Gray Television, Inc.’s Vice Chairman and a director since 2002 and as Gray’s

Executive Vice President and a director since 2000. Mr. Howell has served as President and Chief Executive Officer of Atlantic American Corporation, an insurance holding company, since 1995 and Executive Vice President from 1992 to 1995. He has been Executive Vice President and General Counsel of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1991, and Vice Chairman of Bankers Fidelity Life Insurance Company and Georgia Casualty & Surety Company since 1992. Mr. Howell also serves as a director of the following companies: Atlantic American Corporation, Bankers Fidelity Life Insurance Company, Delta Life Insurance Company, Delta Fire and Casualty Insurance Company, Georgia Casualty & Surety Company, American Southern Insurance Company, American Safety Insurance Company, Association Casualty Insurance Company and Association Risk Management General Agency.
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
     MARK G. MEIKLE has been Executive Vice President and Chief Financial Officer of the Company since April 2006. Prior to that Mr. Meikle was Vice President, Treasurer and Chief Financial Officer of Roanoke Electric Steel Corporation.
Audit Committee
     Our board of directors has an Audit Committee, the purpose of which is to review and evaluate the results and scope of the audit and other services provided by our independent registered public accounting firm, as well as our accounting principles and system of internal accounting controls, and to review and approve any transactions between us and our directors, officers or significant shareholders. The board of directors has determined that all members of the Audit Committee, comprised of Gerald N. Agranoff, James W. Busby and Monte C. Johnson, are independent in accordance with Nasdaq Rules and regulations established by the Securities and Exchange Commission (“SEC Regulations”) governing audit committee member independence, and has affirmatively determined that Gerald N. Agranoff is an “audit committee expert” as that term is defined under SEC regulations.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act requires the directors, executive officers, and persons who own more than 10 percent of a registered class of a company’s equity securities to file with the SEC initial reports of ownership (Form 3) and reports of changes in ownership (Forms 4 and 5) of such class of equity securities. Such officers, directors and greater than 10 percent shareholders of a company are required by SEC regulations to furnish the company with copies of all such Section 16(a) reports that they file.
     To our knowledge, based solely on our review of the copies of such reports furnished to us during the six months ended June 30, 2006, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10 percent beneficial owners were met.
Code of Ethics
     Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, we have adopted a Code of Ethics for all employees, including the Chief Executive Officer and Chief Financial Officer. The Code of Ethics is posted on our website, www.triplecrownmedia.com, (under the captions entitled “Investing — Investor Links — Management & Directors”) and is included as Exhibit 14 to this Form

10-K. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics for the Chief Executive Officer and Senior Financial Officer by posting such information on our website. We undertake to provide to any person a copy of this Code of Ethics upon request to our Corporate Secretary at our principal executive’s offices.
Item 11. Executive Compensation
     The following table sets forth a summary of the compensation of TCM’s Chairman, Chief Executive Officer, the two other named officers, two other highly compensated employees and one former employee, for the six months ended June 30, 2006.
Summary Compensation Table (1)

						Long Term
						Compensation Awards
						Restricted		Securities
	Annual Compensation					Stock		Underlying		All Other
Name and Position	Year	Salary ($)		Bonus ($)		Awards (2)		Options (#)		Compensation ($)
Robert S. Prather, Jr. (3)	2006	30,769		—		5,000	(4)	100,000	(4)	42,394	(9)
Chairman	2005	—		—		—		—		34,200	(9)
	2004	738,143	(5)	650,000	(6)	13,530	(7)	50,000	(8)	83,945	(9)
	2003	651,528	(5)	275,000	(6)	1,420,750	(7)	41,000	(8)	41,346	(9)

Thomas J. Stultz (10)	2006	265,385	(11)	—		5,000	(14)	100,000	(14)	30,752	(15)
President and Chief	2005	441,667	(12)	159,813		—		—		38,198	(15)
Executive Officer	2004	313,389	(13)	100,000		—		—		8,397	(15)
	2003	265,000		150,000		—		—		8,116	(15)

Mark G. Meikle (16)	2006	36,346		—		—		25,000	(17)	68,141	(18)
Executive Vice
President and Chief
Financial Officer

Michael Steven Cornwell (19)	2006	36,058		—		—		20,000	(20)	99,495	(21)
Executive Vice
President of
Operations

Lawton M. Logan (22)	2006	129,330		—		—		5,000	(24)	4,496	(25)
Senior Vice President	2005	257,258	(23)	—		—		—		—
of Sales	2004	57,593	(23)	—		—		—		—

Frederick J. Erickson (26)	2006	125,000		—		—		—		3,461	(27)
Former Chief Financial	2005	210,000		50,000		—		—		—	(27)
Officer	2004	179,808		—		—		—		1,570	(27)
	2003	166,807		—		—		—		5,004	(27)
(1)	Until December 30, 2005, TCM, was comprised of integrated businesses owned and operated by Gray. On December 30, 2005, all shares of the Common Stock were distributed to shareholders of Gray, and as a result, TCM became a separate, stand-alone entity, independent of Gray, in a series of transactions referred to as the Spin-off. Immediately following the Spin-off, and also on December 30, 2005, Bull Run, was merged into a wholly-owned subsidiary of TCM, which is referred to as the Merger. In April 2006, we elected to change our fiscal year end from December 31 to a new fiscal year end of June 30. As a result of the change, the compensation related information related to 2006 reflects compensation earned during the six months ended June 30, 2006.

(2)	As of June 30, 2006, we had 35,000 shares of the Common Stock outstanding, which had an aggregate value as of June 30, 2006 of $303,450 based upon the June 30, 2006 share price of $8.67. On February 15, 2006, under the Incentive Plan, we granted 5,000 shares of restricted Common Stock to each of the following directors of the Company: Robert S. Prather, Jr.; Thomas J. Stultz; Gerald N. Agranoff; James W. Busby; Hilton H. Howell, Jr.; Monte C. Johnson; and George E. “Nick” Nicholson. The shares of restricted stock will vest in five equal annual installments, with the first tranche vesting on December 31, 2006. Prior to the applicable vesting dates, the shares of restricted stock are subject to the risk of forfeiture and may not be sold or transferred. While the shares of stock are subject to forfeiture, the holder may exercise full voting rights and will receive dividends and other distributions paid with respect to the shares of restricted stock.

(3)	During 2005, 2004, and 2003, Mr. Prather was employed by Gray Television, Inc. (“Gray”) and Bull Run Corporation (“Bull Run”). Mr. Prather is currently Chairman of the board of directors. As of June 30, 2006, TCM paid Mr. Prather’s salary at the annual rate of $100,000.

(4)	The restricted stock awards and stock options were granted to Mr. Prather in 2006 by TCM.

(5)	During 2005, Gray paid Mr. Prather’s salary at the annual rate of $750,000. In 2004, $88,143 and $650,000 of Mr. Prather’s salary was paid by Bull Run and Gray, respectively. In 2003, $201,528 and $450,000 of Mr. Prather’s salary was paid by Bull Run and Gray, Respectively.

(6)	Mr. Prather’s bonuses in 2004 and 2003 were paid by Gray.

(7)	The restricted stock awards to Mr. Prather in 2004 and 2003 were granted by Gray.

(8)	The stock options in 2004 and 2003 were granted to Mr. Prather by Gray.

(9)	For the six months ended June 30, 2006, the amount reported includes an auto allowance of $12,800, TCM directors’ fees of $14,500, term life insurance of $14,265, and long-term disability insurance premium payments of $829. For 2005, the amount reported includes an auto allowance paid by Bull Run of $19,200 and Bull Run directors’ fees of $15,000. For 2004, the amount reported includes term life insurance of $8,849 (Gray), long term disability insurance premium payments of $2,249 (Gray), matching contributions by Gray’s 401(k) plan of $6,000, directors’ fees of $17,700 (Gray), directors’ fees of $15,000 (Bull Run), employer contributions to defined contribution retirement plan of $1,247 (Bull Run) and an auto allowance (Bull Run) of $18,400. For 2003, amount includes term life insurance of $3,096 (Gray), long-term disability insurance premiums of $2,249 (Gray), matching contribution by Gray’s 401(k) of $4,455, directors’ fees of $25,500 (Gray) and employer contributions to (Gray) defined contribution retirement plan of $6,046.

(10)	During 2003 and until August 2004, Mr. Stultz’s was employed by Gray. From August 2004 until December 30, 2005, Mr. Stultz was employed by Bull Run. Since December 30, 2005, Mr. Stultz has been employed by TCM.

(11)	As of June 30, 2006, TCM paid Mr. Stultz at the annual rate of $550,000.

(12)	During 2005, Mr. Stultz received $116,667 from Gray as a consulting fee and a salary of $325,000 from Bull Run.

(13)	During 2003, $300,000 and $13,389 of Mr. Stultz’s salary was paid by Gray and Bull Run, respectively.

(14)	The restricted stock awards and stock options were granted to Mr. Stultz in 2006 by TCM.

(15)	For the six months ended June 30, 2006, the amount reported includes $4,500 for auto allowance, $4,367 as the fair value of travel expenses for Mr. Stultz’s spouse, $14,500 of directors’ fees and matching contributions by TCM to its 401(k) program of $7,385. For 2005, the amount reported includes $31,186 for relocation expenses and $7,012 as the fair value of travel expenses for Mr. Stultz’s spouse. For 2004, the amount reported includes matching contributions by Gray to its 401(k) plan of $4,500, term life insurance premiums of $1,822 (Gray). For 2003, the amount includes matching contributions by Gray to its 401(k) plan of $4,500, term life insurance premiums of $1,794 (Gray) and long-term disability insurance premium payments of $1,822 (Gray).

(16)	Mr. Meikle joined TCM in April 2006. As of June 2006, TCM paid Mr. Meikle at an annual rate of $225,000.

(17)	The stock options were granted to Mr. Meikle in 2006 by TCM.

(18)	For the six months ended June 30, 2006, the reported amount included $68,141 for relocation expenses.

(19)	Mr. Cornwell joined TCM in April 2006. As of June 2006, TCM paid Mr. Cornwell at an annual rate of $187,500.

(20)	The stock options in 2006 were granted to Mr. Cornwell by TCM.

(21)	For the six months ended June 30, 2006, the reported amount included $99,495 for relocation expenses.

(22)	Until December 30, 2005, Mr. Logan was employed by Bull Run. Since December 30, 2005, Mr. Logan has been employed by TCM. As of June 30, 2006, TCM paid Mr. Logan at an annual rate of $205,615.

(23)	Mr. Logan joined Bull Run in September of 2004. During 2005 and 2004, Bull Run paid Mr. Logan’s salary of $257,258 and $57,593, respectively.

(24)	The stock options in 2006 were granted to Mr. Logan by TCM.

(25)	For the six months ended June 30, 2006, reported amount included $4,496 of matching contributions by TCM to its 401(k) program.

(26)	Mr. Erickson’s employment ended with us effective June 1, 2006.

(27)	For the six months ended June 30, 2006, the amount reported includes $3,461 of matching contributions by TCM to its 401K program. For 2004 and 2003, the amount reported consists of contributions by Bull Run Corporation to a defined contribution retirement plan. Mr. Erickson will continue to receive severance in the form of his continued salary at the annual rate of $250,000 until September 30, 2006.
Stock Options
     The following table sets forth information about the number of shares and the value of grants outstanding as of June 30, 2006 for each named executive officer.
Aggregated Options Values at June 30, 2006

	Number of Securities		Value of Unexercised
	Underlying Unexercised		In-The-Money
Name	Options at 6/20/06		Options at 6/30/06($)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Robert S. Prather, Jr.	2,179	—	—	324,000
Thomas J. Stultz	—	—	—	324,000
Michael Steven Cornwell	—	—	—	64,800
Mark G. Meikle	—	—	—	81,000
1.	Value is based on the closing price of the Common Stock of $8.67 at June 30, 2006, less exercise price.
     During the six months ended June 30, 2006, no options to purchase Common Stock were exercised.
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
Stock Based Incentives
     Under the 2005 Long Term Incentive Plan (“Incentive Plan”), all directors, officers and key employees are eligible for grants of stock options and other stock-based awards. The Incentive Plan is administered by the Nominating, Corporate Governance, Compensation and Stock Option Committee of the Board of Directors. The Incentive Plan is intended to provide additional incentives and motivation for our employees. The Nominating, Corporate Governance, Compensation and Stock Option Committee is authorized in its sole discretion to determine the individuals to whom stock based incentives will be granted, the type and amount of such stock based incentives and awards and the terms thereof; and to prescribe, amend and rescind rules and regulations relating to the Incentive Plan, among other things.

     In April 2006, options to purchase 374,000 shares of the Common Stock were awarded to company employees, subject to a vesting schedule whereby 33% vest annually as of each June 30 from June 30, 2007 through 2009. In connection with such awards, we will record $700,000 of non-cash compensation expense over the three year vesting period, of which $64,000 was recognized in the six months ended June 30, 2006.
     On February 15, 2006, under the Incentive Plan, 5,000 shares of restricted Common Stock were granted to each of the following directors of the Company: Robert S. Prather, Jr.; Thomas J. Stultz; Gerald N. Agranoff; James W. Busby; Hilton H. Howell, Jr.; Monte C. Johnson; and George E. “Nick” Nicholson.
Option Grants for the Six Months Ended June 30, 2006

					Potential Realizable
	Individual Grants				Value at Assumed
					Annual Rates of
	Number of	% Of Total			Stock Price
	Securities	Options			Appreciation for
	Underlying	Granted To	Exercise or		Option Term(1)
	Options	Employees in	Base Price	Expiration
Name	Granted	2006	($/Share)	Date	5% ($)	10% ($)

Mr. Prather	100,000	26.7	5.43	4/27/2016	884,490	1,408,402
Mr. Stultz	100,000	26.7	5.43	4/27/2016	884,490	1,408,402
Mr. Cornwell	20,000	5.3	5.43	4/27/2016	176,898	281,680
Mr. Meikle	25,000	6.7	5.43	4/27/2016	221,122	352,101
1.	Amounts reported in these columns represent amounts that may be realized upon exercise of options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the Common Stock over the term of the options. These numbers are calculated based on rules promulgated by the SEC and do not reflect TCM’s estimate of future stock price growth. Actual gains, if any, on stock option exercises and the Common Stock holdings will be dependent on the timing of such exercise and the future performance of the Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected would be received by the options holder.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth certain information regarding the ownership of our common stock as of August 18, 2006 by (i) any person who is known to us to be the beneficial owner of more than five percent of our common stock, (ii) all directors, (iii) all executive officers named in the Summary Compensation Table herein and (iv) all directors and executive officers as a group. Warrants and options to acquire our common stock included in the amounts listed below are currently exercisable or will be exercisable within 60 days after August 18, 2006.

	Amount and
	Nature of		Percent
Name	Beneficial Ownership		of Class

Hilton H. Howell, Jr.	121,616	(1)	2.3%
Robert S. Prather, Jr.	44,115	(2)	*
James W. Busby	11,046	(3)	*
Thomas J. Stultz	5,950		*
Monte C. Johnson	5,803	(4)	*
Gerald N. Agranoff	5,170	(5)	*
George E. Nicholson	5,000		*
All directors and executive officers as a group	198,700	(6)	3.8%
J. Mack Robinson	531,398	(7)	10.2%
Harriett J. Robinson	530,844	(8)	10.2%
GAMCO Investors, Inc.	608,486	(9)	11.7%
* Less than 1%
(1)	Includes (a) 50 shares held by Mr. Howell’s spouse as custodian for his minor child; (b) 5,857 shares held by Mr. Howell’s spouse; (c) 8,976 shares owned by Delta Fire & Casualty Insurance Co.; (d) 20,537 shares owned by Delta Life Insurance Co.; (e) 24,376 shares owned by Bankers Fidelity Life Insurance Co.; (f) 15,607 shares owned by Georgia Casualty & Surety Co.; (g) 9,700 shares owned by Associated Casualty Insurance Co.; and (h) 5,000 shares owned by American Southern Insurance Co. Mr. Howell is an executive officer and director of each of Delta Fire, Delta Life, Bankers Fidelity, Georgia Casualty, Associated Casualty and American Southern. Mr. Howell is married to Robin R. Howell, Mr. Robinson’s daughter and a beneficiary of the Robin M. Robinson Trust.

(2)	Includes options issued to Mr. Prather to purchase 2,179 shares of our common stock and 42 shares held by Mr. Prather’s spouse.

(3)	Includes options issued to Mr. Busby to purchase 84 shares of our common stock; and an aggregate of 20 shares owned by Mr. Busby’s two children.

(4)	Includes options issued to Mr. Johnson to purchase 198 shares of our common stock.

(5)	Includes options issued to Mr. Agranoff to purchase 98 shares of our common stock.

(6)	Includes options issued to all directors and executive officers as a group to purchase an aggregate 2,559 shares of our common stock. The address for all of our directors and executive officers is c/o Triple Crown Media, Inc., 546 East Main Street, Lexington, KY 40508.

(7)	Includes (a) 70,818 shares held by Mr. Robinson’s spouse; (b) 8,976 shares owned by Delta Fire & Casualty Insurance Co.; (c) 20,537 shares owned by Delta Life Insurance Co.; (d) 24,376 shares owned by Bankers Fidelity Life Insurance Co.; (e) 15,607 shares owned by Georgia Casualty & Surety Co.; (f) 9,400 shares owned by Associated Casualty Insurance Co.; (g) 5,000 shares owned by American Southern Insurance Co.; (h) 31,108 shares owned by Gulf Capital Services, Ltd.; (i) 554 shares owned by JMR Foundation; and (j) 113,636 shares held by Mr. Robinson’s spouse as trustee under trusts for their children. Mr. Robinson is an executive officer, director, principal or sole shareholder of each of Delta Fire, Delta Life, Bankers Fidelity, Georgia Casualty, Associated Casualty, American Southern and Gulf Capital. Mr. Robinson’s address is 4370 Peachtree Road, N.E., Atlanta, Georgia 30319.

(8)	Includes (a) 231,396 shares held by Mrs. Robinson’s spouse; (b) 8,976 shares owned by Delta Fire & Casualty Insurance Co.; (c) 20,537 shares owned by Delta Life Insurance Co.; (d) 24,376 shares owned by Bankers Fidelity Life Insurance Co.; (e) 15,607 shares owned by Georgia Casualty & Surety Co.; (f) 9,400 shares owned by Associated Casualty Insurance Co.; (g) 5,000 shares owned by American Southern Insurance Co.; (h) 31,108 shares owned by Gulf Capital Services, Ltd.; and (i) 113,636 shares held by Mr. Robinson’s spouse as trustee under trusts for their children. Mrs. Robinson’s address is 4370 Peachtree Road, N.E., Atlanta, Georgia 30319.

(9)	Based upon a Schedule 13D filed with the SEC on May 8, 2006 by GAMCO Investors, Inc. Includes (a) 387,809 shares of our common stock held by GAMCO Asset Management; (b) 191,280 shares held by Gabelli Funds, LLC; (c) 15,617 shares held by Gabelli Securities, Inc.; (d) 11,280 shares held by MJG Associates, Inc.; and (e) 2,500 shares held by Gabelli Advisers, Inc. The address for GAMCO Investors, Inc. is One Corporate Center, Rye, New York 10580.
Equity Plan Compensation Information

As of June 30, 2006	(a)	(b)	(c)
	Number of securities	Weighted-average	Number of securities remaining
	to be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (a))
Equity compensation plans approved by security holders	414,710	$12.70	591,000

Item 13. Certain Relationships and Related Transactions
     Robert S. Prather, Jr., Chairman of the Company, is also President, Chief Operating Officer and a director of Gray. Hilton H. Howell, Jr., a director of the Company, is also Vice Chairman and a director of Gray.
     Insurance Contract with Georgia Casualty & Surety Co. — Effective December 30, 2005 following the Spin-off, we obtained certain workers’ compensation insurance coverage under an insurance contract with Georgia Casualty & Surety Co., which is a wholly-owned subsidiary of Atlantic American Corporation, a publicly traded company in which J. Mack Robinson (a significant shareholder of our Company) and certain of his affiliates have a substantial ownership interest, and a company of which Hilton H. Howell, a member of our board of directors and Mr. Robinson’s son-in-law, is an executive officer. Prior to the Spin-off Gray had a similar insurance contract with the same company. For the years ended December 31, 2003 and 2004 and the period January 1, 2005 to December 30, 2005 our workers’ compensation insurance expense attributable to Gray’s insurance contract with Georgia Casualty was approximately $209,000, $193,000 and $155,000, respectively. For the six months ended June 30, 2006 insurance expense related to Georgia Casualty was approximately $176,000.
     Rights-Sharing Agreement with Gray — Through a rights-sharing agreement by and between Host and Gray, effective prior to the Merger, we participate jointly with Gray in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities of one university. In Host’s role under the agreement with Gray, Host manages the preponderance of the revenue-generating and sales fulfillment activities and provides all administrative functions for Host and Gray. As a result, Host recognized the total revenues derived and expenses incurred in connection with services performed on behalf of the university, and Host expensed the amounts paid to Gray under the rights-sharing agreement as a rights fee. In April 2005, Host, Gray and the university entered into a new agreement for expanded sports marketing rights for an initial seven year term with an option to extend the license for three additional years. At the same time, Host and Gray entered into a new rights sharing agreement for the same 10-year period. Under the April 2005 agreement with Gray, subsequent to the Merger, Host continues to recognize the total revenues derived and total expenses incurred in connection with services performed on behalf of the university, and expense amounts payable to Gray as a component of our rights fee expense. The amount payable to Gray will be 50% of the profit to be derived from these marketing activities, as determined at the conclusion of each contract year. Gray will also bear 50% of any losses. The new agreement with Gray also requires Gray to pay to the university 50% of the rights fees payable under the contract with the university as each rights fee installment payment becomes due. As of June 30, 2006, accrued fees payable to Gray under the current rights-sharing agreement and predecessor agreements were $3,420.
Item 14. Principal Accountant Fees and Services
     BDO Seidman, LLP has been TCM’s principal independent accountants since July 25, 2006. PricewaterhouseCoopers LLP (“PwC”) was TCM’s principal independent accountants from June 2005 until May 15, 2006.
     Previous Independent Registered Public Accounting Firm
     On May 10, 2006, PwC informed us they declined to stand for re-election as the independent registered public accounting firm of TCM, effective upon completion of services related to TCM’s unaudited interim financial statements as of and for the quarter ended March 31, 2006 and the Form 10-Q in which such unaudited interim financial statements were included. Such services were completed on May 15, 2006.
     The reports of PwC on the combined and consolidated financial statements of TCM as of and for the years ended December 31, 2004 and December 31, 2005, the two most recent fiscal years, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.
     During the two most recent fiscal years and through May 15, 2006, there have been no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC, would have caused them to make reference to such disagreements in connection with their reports on the financial statements for such years.
     During the two most recent fiscal years and through May 15, 2006, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).
     TCM requested that PwC furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of the letter received from PwC, dated May 16, 2006, is filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K dated May 16, 2006.
New Independent Registered Public Accounting Firm
     On July 25, 2006, our Audit Committee authorized the engagement of BDO Seidman, LLP as its new independent registered public accounting firm to be effective immediately. During the two most recent fiscal years and through July 25, 2006, neither TCM nor anyone on its behalf has consulted with BDO Seidman regarding any of the following:
•	the application of accounting principles to a specified transaction, either completed or proposed;
•	the type of audit opinion that might be rendered on TCM’s financial statements, and in no case was a written report provided to TCM nor was oral advice provided that TCM concluded was an important factor in reaching a decision as to accounting, auditing or financial reporting issues; or
•	any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

     BDO Seidman, LLP audited our annual financial statements for the six months ended June 30, 2006 and we have selected BDO Seidman, LLP as our independent registered public accounting firm to audit our financial statements for the year ending June 30, 2007.
Fees
     As of June 30, 2006, no fees had been billed by BDO Seidman, LLP. For the audit of the financial statements as of and for the six months ended June 30, 2006, we have committed to an audit fee of $190,000 with BDO Seidman, LLP. As of the date of this report, we have not committed to any other related fees.
     The fees billed by PricewaterhouseCoopers LLP during the six months ended June 30, 2006 and the year ended December 31, 2005 were as follows:

	2006	2005
Audit fees (1)	$373,150	$902,321
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$373,150	$902,321

1.	For professional services in connection with the audits of our annual combined financial statements included in our registration statement on Form S-1/Form S-4 and report on audits and review of the combined and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2005 and our quarterly report on Form 10-Q for the quarter ended March 31, 2006. Since audits of our financial statements for the years ended December 31, 2004 and 2003 were conducted in 2005 in conjunction with the Spin-off transaction, no audit fees were incurred specifically related to TCM in 2004.
     In accordance with its written charter, the Audit Committee reviews and discusses with BDO Seidman, LLP on a periodic basis, any disclosed relationships or services that may impact the objectivity and independence of the independent registered public accounting firm and pre-approves all audit and permitted non-audit services (including the fees and terms thereof) to be performed for TCM by its independent registered public accounting firm.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	List of documents filed as part of this report:
(1)	Financial Statements:

The following combined and consolidated financial statements of the Company and Report of Independent Registered Public Accounting Firm are included in Item 8:
Report of Independent Registered Public Accounting Firm — BDO Seidman, LLP
Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP
Consolidated Balance Sheets as of December 31, 2005 and June 30, 2006
Combined Statements of Operations for the years ended December 31, 2003 and 2004, and Consolidated Statement of Operations for the year ended December 31, 2005 and the six months ended June 30, 2006
Combined Statements of Stockholders’ Equity for the years ended December 31, 2003 and 2004, and the Consolidated Statement of Stockholders’ Equity (Deficit) And Other Comprehensive Income for year ended December 31, 2005 and the six months ended June 30, 2006
Combined Statements of Cash Flows for the years ended December 31, 2003 and 2004, and the Consolidated Statement of Cash Flows for year ended December 31, 2005 and the six months ended June 30, 2006
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

(3)	Exhibits

Exhibit
Number	Number Description

(10.16)	Amendment to First Lien Senior Secured Credit Agreement
(10.17)	Amendment to Second Lien Senior Secured Credit Agreement
(21)	List of Subsidiaries of Registrant
(23)	Consent of BDO Seidman, LLP
(31.1)	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(c)	Financial Statement Schedules

The response to this section is submitted as part of Item 15(a)(1) and Item 15(a)(2).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 2006.

TRIPLE CROWN MEDIA, INC.

by:	/s/ THOMAS J. STULTZ

Thomas J. Stultz
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ THOMAS J. STULTZ	President, Chief Executive Officer and Director	September 28, 2006

Thomas J. Stultz	(Principal Executive Officer)

/s/ GERALD N. AGRANOFF	Director	September 28, 2006

Gerald N. Agranoff

/s/ JAMES W. BUSBY	Director	September 28, 2006

James W. Busby

/s/ HILTON H. HOWELL, JR.	Director	September 28, 2006

Hilton H. Howell, Jr.

/s/ MONTE C. JOHNSON	Director	September 28, 2006

Monte C. Johnson

/s/ GEORGE E. NICHOLSON	Director	September 28, 2006

George E. Nicholson

/s/ MARK G. MEIKLE	Executive Vice President and Chief Financial Officer	September 28, 2006

(Principal Accounting and Financial Officer)

/s/ ROBERT S. PRATHER, JR.	Chairman of the Board	September 28, 2006

Robert S. Prather, Jr.