Form 10-Q
period 2006-09-30
Triple Crown Media, Inc.
filed 2006-11-09
CIK 1333291

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission file number 000-51636
Triple Crown Media, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3012824

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

546 East Main Street, Lexington, Kentucky	40508

(Address of principal executive offices)	(Zip code)
(859) 226-4678
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common Stock, $.001 par value
5,249,109 shares outstanding as of October 31, 2006

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed consolidated balance sheets – June 30, 2006 (Audited) and September 30, 2006 (Unaudited)	3

	Condensed combined and consolidated statements of operations (Unaudited) – Three months ended September 30, 2005 and 2006	4

	Combined and consolidated statements of cash flows (Unaudited) – Three months ended September 30, 2005 and 2006	5

	Notes to condensed combined and consolidated financial statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	28

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	29

Item 6.	Exhibits	29

	SIGNATURES	30

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

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
TRIPLE CROWN MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	June 30,	September 30,
	2006	2006
	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$173	$508
Accounts receivable, less allowance for doubtful accounts of $434 and $447, respectively	11,412	20,703
Inventories	1,498	1,661
Other current assets	1,949	2,237

Total current assets	15,032	25,109

Property and equipment:
Land	1,993	1,993
Buildings and improvements	7,737	7,737
Equipment	19,777	20,951

	29,507	30,681
Accumulated depreciation	(16,457)	(17,767)

	13,050	12,914

Goodwill	87,475	93,418
Other intangible assets, net	24,917	24,131
Deferred income taxes	16,193	16,981
Other assets	6,908	5,953

Total assets	$163,575	$178,506

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$900	$9,550
Accounts payable	3,849	5,724
Accrued expenses	11,526	12,566
Accrued fees payable to Gray Television, Inc.	3,420	3,420
Deferred revenue	4,576	9,504

Total current liabilities	24,271	40,764

Long-term debt	118,376	117,660
Other liabilities	2,332	2,250
Series B redeemable preferred stock, $.001 par value (authorized 20,000 shares; issued and outstanding 6,050 shares; $6,050 liquidation value)	4,425	4,447

Total liabilities	149,404	165,121

Series A redeemable, convertible preferred stock, $.001 par value (authorized 50,000 shares; issued and outstanding 20,890 shares; $20,890 liquidation value)	16,885	16,947

Commitments and contingencies

Stockholders’ deficit:
Common stock, par value $0.001 (authorized 25,000 shares, issued and outstanding (5,187 and 5,257 shares, respectively)	5	5
Additional paid-in capital	3,453	4,075
Accumulated deficit	(6,572)	(7,588)
Accumulated other comprehensive income (loss), net of tax	400	(54)

Total stockholders’ deficit	(2,714)	(3,562)

Total liabilities, preferred stock and stockholders’ deficit	$163,575	$178,506

See notes to condensed combined and consolidated financial statements.

TRIPLE CROWN MEDIA, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Three Months Ended
	September 30,
	2005	2006
	(Unaudited)
Operating revenues:
Publishing	$9,786	$11,985
Collegiate marketing and production services		12,809
Association management services		2,724
Wireless	1,860	1,590

	11,646	29,108
Expenses:
Operating expenses before depreciation, amortization and loss on disposal of assets, net:
Publishing	7,498	8,527
Collegiate marketing and production services		12,791
Association management services		1,708
Wireless	1,724	1,356
Corporate and administrative	361	1,113
Depreciation	341	542
Amortization	—	786

Gain on disposal of assets, net	(599)	(17)

	9,325	26,806

Operating income	2,321	2,302

Other income (expense):
Interest expense related to Series B preferred stock		(113)
Interest expense, other		(3,154)
Debt issue cost amortization		(266)

Income (loss) from continuing operations before income taxes	2,321	(1,231)

Income tax expense (benefit)	884	(486)

Earnings (loss) from continuing operations	1,437	(745)

Income from discontinued operations, net of tax	242

Net income (loss)	1,679	(745)

Series A preferred stock dividends accrued		(271)

Net income (loss) available to common stockholders	$1,679	$(1,016)

Basic and diluted per share information:
Earnings (loss) from continuing operations	$0.29	$(0.14)
Income from discontinued operations	$0.05	$—
Net income (loss)	$0.34	$(0.14)
Net income (loss) available to common stockholders	$0.34	$(0.20)

Weighted average shares outstanding	4,870	5,169
See notes to condensed combined and consolidated financial statements.

TRIPLE CROWN MEDIA, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended
	September 30,
	2005	2006
	(Unaudited)	(Unaudited)
Operating activities:

Net income (loss)	$1,679	$(745)
Income on discontinued operations	(242)

Income (loss) from continuing operations	$1,437	$(745)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	341	542
Amortization		1,052
Interest accrued on redeemable preferred stock		113
Gain on disposal of assets, net	(599)	(15)
Stock compensation expense		106
Issuance of common stock to 401K plan		110
Deferred income taxes	244	(486)
Changes in operating assets and liabilities:
Accounts receivable	376	(8,301)
Inventories	27	(163)
Other current assets	12	589
Accounts payable and accrued expenses	(225)	2,468
Accrued income taxes	1,308
Deferred revenue	(89)	3,815
Other assets and liabilities		445

Net cash provided by (used in) continuing operations	2,832	(470)
Net cash used in discontinued operations	(258)

Net cash provided by (used in) operating activities	2,574	(470)

Investing activities:

Purchases of property and equipment	(644)	(244)
Proceeds from asset sales	1,484	15
Acquisition of business, net of cash acquired		(6,305)

Net cash provided by (used in) investing activities	840	(6,534)

Financing activities:

Proceeds from borrowings on revolving line of credit		10,750
Other transfers to Gray Television, Inc., net	(3,385)
Repayments of borrowings on debt		(2,816)
Debt issue costs		(595)

Net cash (used in) provided by financing activities	(3,385)	7,339

Increase in cash and cash equivalents	29	335

Cash and cash equivalents, beginning of period	301	173

Cash and cash equivalents, end of period	$330	$508

Supplemental cash flow information:

Interest Paid		$3,081
See notes to condensed combined and consolidated financial statements.

TRIPLE CROWN MEDIA, INC.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 – BASIS OF PRESENTATION
   The accompanying unaudited condensed combined and consolidated financial statements of Triple Crown Media, Inc., or the Company, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the six months ended June 30, 2006.
   Organization and Business Description – Until December 30, 2005, the Company was comprised of the newspaper publishing and GrayLink wireless businesses owned and operated by Gray Television, Inc., or Gray, operating as wholly-owned subsidiaries or divisions of Gray.
     On December 30, 2005, Gray distributed to each common stockholder of Gray’s common stock one share of our common stock for every ten shares of Gray common stock held by the Gray common stockholder and one share of our common stock for every ten shares of Gray Class A common stock held by the Gray Class A common stockholder. As a result, the Company became a separate, stand-alone entity, independent of Gray. We refer to this transaction as the Spin-off.
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
     Change in Fiscal Year – In April 2006, we elected to change our fiscal year end from December 31 to a new fiscal year end of June 30. As a result of the change, our quarterly reporting periods are comprised of the three calendar months ending September 30, December 31, March 31 and June 30.
     Stock-Based Compensation – We accounted for stock-based compensation prior to the Spin-off using APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of TCM’s common stock and the exercise price. In accordance with APB 25, Gray elected not to record compensation expense associated with qualified stock options for Gray common stock granted to our employees prior to the Spin-off. There were no grants of options for our common stock during the periods presented in these financial statements. Effective January 1, 2006, we account for stock-based compensation using SFAS Statement No. 123(R), Accounting for Stock-Based Compensation (“SFAS 123(R)”), as amended, which results in the recognition of compensation expense for stock-based compensation. We adopted SFAS 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. The recognized expense is net of expected forfeitures and restatement of prior periods is not required. The fair value of restricted stock is determined based on the number of shares granted and the quoted market price of our common stock.
     Had compensation expense related to outstanding options for Gray common stock prior to the Spin-off been determined based on the fair value at the grant dates consistent with SFAS 123, net income available to common stockholders and earnings per share would be as reflected below (amounts in thousands, except per share data):

Three Months
Ended
September 30,
2005
Net income available to common stockholders, as reported	$1,679
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7)

Net income available to common stockholders, pro forma	$1,672

Net income available to common stockholders per share:
Basic and diluted, as reported	$0.34
Basic and diluted, pro forma	$0.34
     The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended September 30, 2005: risk-free interest rate of 3.81%; dividend yield of 0.86%; volatility factor of the expected market price of Gray’s common stock of 0.30; and a weighted-average expected life of the options of 3.0 years. All options to purchase Gray common stock granted to our employees through the date of the Spin-off became 100% vested at the time of the Spin-off and continue to be options to purchase Gray common stock. As a result, we will not recognize expense in periods subsequent to the Spin-off for any of these options to purchase Gray common stock.
     Valuation and Impairment Testing of Intangible Assets – In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we do not amortize goodwill and certain intangible assets with indefinite useful lives. Instead, SFAS 142 requires that we review goodwill and intangible assets deemed to have indefinite useful lives for impairment on at least an annual basis. We perform our annual impairment review during the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate that such assets might be impaired.
     Intangible assets are comprised of FCC licenses and goodwill, each of which is required to be considered an indefinite-lived asset. Accordingly, we do not amortize these assets. Other separately identified definite-lived intangible assets include customer relationships, trademarks and tradenames. These assets are being amortized over their estimated useful lives. Customer relationships are amortized using an accelerated method over a period of 15 years, based on the estimated future economic benefit. Trademarks and tradenames are being amortized over 6 and 15 years, respectively, using a straight-line method, which approximates the estimated future economic benefit. For the three months ended September 30, 2006, we recorded amortization expense of $0.8 million in connection with our definite-lived intangible assets.
     Accounting for Derivatives – We use interest rate swap agreements to hedge exposure to interest rate fluctuations on our variable rate debt, designating these swaps as cash flow hedges of anticipated interest payments. These hedging activities may be transacted with one or more highly-rated institutions, reducing our exposure to credit risk in the event of nonperformance by the counter-party to the swap agreement.
     The fair value of any swap agreement will be recognized on the balance sheet as an asset or liability, with the offset recorded in accumulated other comprehensive income net of income taxes. Any changes in the market value of any swaps are adjusted to the asset or liability account and recorded net of the related income taxes in other comprehensive income, except to the extent that swap is considered ineffective. To the extent that any swap is considered ineffective, changes in market value of such swap are recognized as a component of interest expense in the period of the change.
     In February 2006, we entered into an interest rate swap agreement effective in June 2006 and terminating in March 2009. Under the agreement, we converted a notional amount of $60 million of floating rate debt (currently bearing interest at LIBOR plus the currently applicable margin) to fixed rate debt, bearing interest at 5.05% plus the applicable margin.
     Earnings Per Share – Basic earnings per share excludes any dilutive effects of stock options, convertible preferred stock and accrued preferred stock dividends potentially paid in common stock. In periods where they are anti-dilutive, such amounts are excluded from the calculation of dilutive earnings per share.
     The number of shares used to calculate basic earnings per share in the Condensed Combined and Consolidated Statement of Operations for the three months ended September 30, 2005 was based on the 4,870,000 shares of our common stock issued in connection with the Spin-off, whereas such amount for the three months ended September 30, 2006 was based on the weighted average number of shares outstanding for such period of 5,169,065 shares. As of September 30, 2006, all outstanding options were out of the money and thus, no amounts were dilutive.
     Seasonality – Our Collegiate Marketing and Production Services business is seasonal in nature. We derive a significant portion of our income from collegiate football and collegiate basketball. Typically, our quarters ended December 31 and March 31 correspond with the collegiate football and collegiate basketball seasons and are our highest revenue quarters, the quarter ended September 30 is weaker and the quarter ended June 30 shows the least revenue. Our operating results trend with this seasonality. Our Newspaper Publishing, Association Management and Wireless segments are generally consistent throughout the year and do not fluctuate significantly from quarter to quarter.
     Reclassifications – Certain amounts included in the consolidated financial statements for prior years have been reclassified from their original presentation to conform with the current year presentation.
NOTE 2 – ACQUISITIONS
     Acquisition of Bull Run Corporation
     On December 30, 2005, we acquired Bull Run Corporation pursuant to the terms of an Agreement and Plan of Merger dated as of August 2, 2005. Aggregate consideration paid in connection with our acquisition of Bull Run Corporation, net of cash acquired, was approximately $29,622,000, which included common stock (totaling 258,000 shares) valued at $3,173,000 and series A and series B preferred stock totaling 20,890 and 6,050 shares, respectively, valued at $16,760,000 and $4,380,000, respectively.

     A reconciliation of the aggregate consideration paid to the net fair value of assets and liabilities acquired follows (amounts in thousands):

Bull Run debt repaid at closing	$72,124
Common and preferred stock issued	24,313
Redemption of Bull Run preferred stock	2,825
Assumption of Bull Run operating liabilities	2,484
Cash acquired at closing	(1,022)

$100,724

     Beginning December 31, 2005, the day immediately following the effective date of the Merger, the financial results of Bull Run were consolidated with those of our businesses. The Merger was accounted for under the purchase method of accounting, whereby a preliminary valuation of the assets and liabilities of the merged businesses was included as of the closing of business on December 30, 2005, based on an allocation of the purchase price. Such preliminary estimates will be adjusted once final valuations are derived, with any adjustment also affecting the carrying value of goodwill. The excess of the purchase price over assets acquired of approximately $69.1 million was recorded as goodwill.
     The estimated fair values of assets and liabilities acquired under the Merger are summarized as follows (amounts in thousands):

Receivables	$16,877
Other current assets	1,791
Property and equipment	4,044
Goodwill	69,075
Customer relationships, trademarks and tradenames	17,700
Other noncurrent assets	2,757
Deferred income taxes	16,018
Accounts payable and accrued expenses	(20,218)
Deferred revenue	(5,196)
Other noncurrent liabilities	(2,124)

$100,724

     Pro forma operating results for the three months ended September 30, 2005, assuming the Merger had been consummated as of January 1, 2005, would have been as follows (amounts in thousands, except share and per share data):

(Unaudited)
Three Months
Ended September
30, 2005
Operating revenues	$25,549
Operating income (loss)	2,509
Net income (loss)	537
Net income (loss) available to common stockholders	537

Per share, basic and diluted:
Net loss available to common stockholders	$0.10
Pro forma weighted average shares outstanding	5,129
     The number of pro forma weighted average shares outstanding was determined based on the number of shares of our common stock issued in connection with the Spin-off and the merger. These pro forma results are not necessarily indicative of actual results that might have occurred had the operations and management of the merged companies been combined in the prior year.
     Acquisition of the Jonesboro Group
     Prior to the Spin-off, in connection with the acquisition of a television station, we entered into an amendment to the separation and distribution agreement with Gray, the terms of which obligated us to sell or swap The Goshen News pursuant to FCC cross-ownership rules. On March 3, 2006, Gray completed the acquisition of a television station in South Bend, Indiana obligating us to dispose of The Goshen News, and on March 31, 2006, we acquired the Jonesboro Group of newspapers in a like kind exchange of The Goshen News, hereinafter referred to as “the Swap.”
     Beginning April 1, 2006, the day immediately following the effective date of the Swap, the financial results of the Jonesboro Group have been consolidated with those of our business. The Swap has been accounted for under the purchase method of accounting, whereby a preliminary valuation of the assets and liabilities of the merged business have been included as of the closing of business on March 31, 2006, based on an allocation of the purchase price. Such preliminary estimates will be adjusted once final valuations are derived, with any adjustment also affecting the carrying value of goodwill. A gain of $5.7 million, net of $3.4 million tax impact, was recognized during the six months ended June 30, 2006, in connection with the swap. The excess of the purchase price over assets acquired of approximately $13.6 million has been recorded as goodwill.
     The estimated fair values of assets and liabilities acquired under the Swap are summarized as follows:

Receivables	$716
Other current assets	115
Property and equipment	1,410
Goodwill	13,618
Customer base and trademarks	7,830
Deferred income taxes	(1,873)
Accounts payable and accrued expenses	(165)
Deferred Revenue	(151)

$21,500

     The treatment of the Swap as a like kind exchange results in the tax basis of The Goshen News continuing as the tax basis of the Jonesboro Group. All tax attributes of The Goshen News will continue to carryforward including the previous value of goodwill related to The Goshen News. See Note 7 for details regarding the disposition of The Goshen News as discontinued operations.
     Pro forma operating results for the three months ended September 30, 2005, assuming the Swap would have been consummated as of January 1, 2005, would have been as follows:

(Unaudited)
Three Months
Ended September
30, 2005
Operating revenues	$25,841
Operating income (loss)	2,731
Net income (loss)	675
Net income (loss) available to common stockholders	675

Per share, basic and diluted:
Net loss available to common stockholders	$0.13
Pro forma weighted average shares outstanding	5,129
     The pro forma weighted average shares outstanding is determined based on the number of shares of our common stock issued in connection with the Spin-off and the Merger. These pro forma results are not necessarily indicative of actual results that might have occurred had the Swap actually occurred in prior years.
     Acquisition of Pinnacle Sports Productions, LLC
     On September 18, 2006, we acquired Pinnacle Sports Productions, LLC (“Pinnacle”) pursuant to the terms of two Purchase Agreements dated as of August 29, 2006. The aggregate purchase price, net of cash acquired, was approximately $6.7 million, which included 55,900 shares of our common stock, valued at $0.4 million, subject to adjustment and with additional consideration payable upon the achievement of certain milestones.
     A reconciliation of the aggregate consideration paid to the net fair value of assets and liabilities acquired follows (amounts in thousands):

Cash paid	$3,155
Pinnacle debt repaid at closing	2,984
Common stock issued	406
Assumption of Pinnacle operating liabilities	176
Cash acquired at closing	(10)

$6,711

     Beginning September 19, 2006, the day immediately following the effective date of the acquisition, the financial results of Pinnacle were consolidated with those of our businesses. The acquisition was accounted for under the purchase method of accounting, whereby a preliminary valuation of the assets and liabilities of the merged businesses was included as of the closing of business on September 30, 2006, based on an allocation of the purchase price. The excess of the purchase price over assets acquired of approximately $5.9 million was recorded as goodwill. The preliminary estimates will be adjusted once final valuations are derived, with any adjustment also affecting the carrying value of goodwill.
     The estimated fair values of assets and liabilities acquired are summarized as follows (amounts in thousands):

Receivables	$990
Other current assets	877
Property and equipment	226
Goodwill	5,943
Accounts payable and accrued expenses	(212)
Deferred revenue	(1,113)

$6,711

NOTE 3 – CORPORATE AND ADMINISTRATIVE EXPENSE
     For the three months ended September 30, 2005, our costs and expenses include allocations from Gray for centralized legal, accounting, treasury, real estate, information technology, engineering, and other Gray corporate services and infrastructure costs. These allocations have been determined on the basis that we and Gray considered to be reasonable reflections of the utilization of services provided to, or the benefits received by, us as wholly-owned subsidiaries or divisions of Gray during these periods. The basis for allocation included specifically identifying those elements that were not applicable to our operations and the remaining costs were allocated on the basis of revenue. For the three months ended September 30, 2005, allocated costs totaled $0.4 million. Prior to the Spin-off, Gray provided all capitalization for us. For the three months ended September 30, 2006, corporate and administrative expenses were $1.1 million.
NOTE 4 – TRANSACTIONS WITH AFFILIATED COMPANIES
     Insurance Contract with Georgia Casualty & Surety Co. – Effective December 30, 2005 following the Spin-off, we obtained certain workers’ compensation insurance coverage under an insurance contract with Georgia Casualty & Surety Co., which is a wholly-owned subsidiary of Atlantic American Corporation, a publicly traded company in which J. Mack Robinson (a significant shareholder of our Company) and certain of his affiliates have a substantial ownership interest, and a company of which Hilton H. Howell, a member of our board of directors and Mr. Robinson’s son-in-law, is an executive officer. Prior to the Spin-off, Gray had a similar insurance contract with the same company. For the three months ended September 30, 2005 our workers’ compensation insurance expense attributable to Gray’s insurance contract with Georgia Casualty was approximately $39, and for the three months ended September 30, 2006, our workers’ compensation insurance expense attributable to our insurance contract with Georgia Casualty was approximately $134.
     Rights-Sharing Agreement with Gray – Through a rights-sharing agreement by and between Host and Gray, effective prior to the Merger, we participate jointly with Gray in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities of one university. In Host’s role under the agreement with Gray, Host manages the preponderance of the revenue-generating and sales fulfillment activities and provides all administrative functions for Host and Gray. As a result, Host recognized the total revenues derived and expenses incurred in connection with services performed on behalf of the university, and Host expensed the amounts paid to Gray under the rights-sharing agreement as a rights fee. In April 2005, Host, Gray and the university entered into a new agreement for expanded sports marketing rights for an initial seven year term with an option to extend the license for three additional years. At the same time, Host and Gray entered into a new rights sharing agreement for the same 10-year period. Under the April 2005 agreement with Gray, subsequent to the Merger, we continue to recognize the total revenues derived and total expenses incurred in connection with services performed on behalf of the university, and expense amounts payable to Gray as a component of our rights fee expense. The amount payable to Gray will be 50% of the profit, in excess of thresholds agreed upon by Host and Gray, to be derived from these marketing activities, as determined at the conclusion of each contract year. As of September 30, 2006, accrued fees payable to Gray under the current rights-sharing agreement were $3.4 million. Our relationship with Gray is described further in other notes to these condensed combined and consolidated financial statements.

NOTE 5 – LONG-TERM DEBT
     Long-term debt outstanding as of June 30, 2006 and September 30, 2006 consists of the following (amounts in thousands):

	June 30,	September, 30
	2006	2006
First lien senior term loan	$89,276	$88,560
Second lien senior term loan	30,000	30,000
First lien revolving credit facility		8,650

	119,276	127,210

     On December 30, 2005, we entered into (i) a First Lien Senior Secured Credit Agreement and (ii) a Second Lien Senior Secured Credit Agreement with Wachovia Bank, National Association, among others. The First Lien Secured Credit Agreement provides for a senior secured revolving credit facility in the aggregate principal amount of $20 million, which matures on December 30, 2009 (which we refer to as the “First Lien Revolving Credit Facility”) and a senior secured term loan facility in an aggregate principal amount of $90 million, which matures on June 30, 2010 (which we refer to as the “First Lien Term Loan Facility” and, together with the First Lien Revolving Credit Facility, the “First Lien Credit Facility”). The Second Lien Credit Agreement provides for a senior secured term loan facility in the aggregate principal amount of up to $30 million, which matures on December 30, 2010 (which we refer to as the “Second Lien Credit Facility” and, together with the First Lien Credit Facility, collectively as the “Credit Facilities”). The Credit Facilities are secured by the assets of TCM and all of its subsidiaries. Proceeds of the Credit Facilities were used to fund a $40 million cash distribution to Gray in connection with the Spin-off, refinance all of Bull Run’s long-term debt in connection with the Merger, pay the cash portion of the Merger consideration, and pay transaction costs.
     On September 18, 2006, we amended the Credit Facilities in conjunction with our acquisition of Pinnacle Sports Promotions, LLC. Pursuant to the amendments, amounts under the First Lien Revolving Credit Facility may be borrowed, repaid and reborrowed by the Company from time to time until maturity. Interest for borrowings under the First Lien Revolving Credit Facility is currently based, at our option, on either (a) 2.25% per annum plus the higher of (1) the prime rate of interest announced or established by Wachovia from time to time, and (2) the Federal funds rate plus 0.50% per annum (the “Base Rate”) or (b) 3.25% per annum plus the applicable London Interbank Offered Rate (“LIBOR”) rate for Eurocurrency borrowings. If and when we meet certain leverage ratio criteria as set forth in the First Lien Senior Secured Credit Agreement, our interest rate may decline at .25% increments to (a) 1.50% per annum above the Base Rate or (b) 2.50% per annum above the applicable LIBOR rate for Eurocurrency borrowings. We currently anticipate that we will not qualify for a reduction in our Base Rate of LIBOR applicable margins of 2.25% and 3.25%, respectively, for at least the next year. Interest for borrowings under the First Lien Term Credit Facility is based, at our option, on either (a) 2.50% per annum plus the higher of (1) the prime rate of interest announced or established by Wachovia from time to time, and (2) the Base Rate or (b) 3.50% per annum plus the applicable LIBOR rate for Eurocurrency borrowings, subject to adjustment based on our credit ratings assigned to the Second Lien Credit Facility by Standard & Poors and Moody’s. Interest under the Second Lien Credit Facility is based upon (a) 8.50% per annum above the Base Rate or (b) 9.50% per annum above the applicable LIBOR rate for Eurocurrency borrowings, subject to adjustment based on our credit ratings assigned by Standard & Poors and Moody’s.
     Our term loan facilities under the First Lien Term Loan Facility and the Second Lien Credit Facility were fully drawn on the closing date. No amount was drawn on the First Lien Revolving Credit Facility as of June 30, 2006 and $8.7 million was drawn as of September 30, 2006. The Credit Facilities are collateralized by substantially all of our assets.
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
NOTE 6 – INCOME TAXES
     The differences between the federal statutory tax rate of 34% and the effective tax rate of 38% and 40% for the three months ended September 30, 2005 and 2006, respectively, are principally due to state income taxes, and for 2006, interest expense related to our Series B preferred stock and other permanent differences, such as travel and entertainment expenses, which are not fully deductible for tax purposes. Permanent differences are expected to represent a high percentage of our income before income taxes for the current fiscal year. As a result, our effective tax rate for the fiscal year may vary significantly from the effective tax rate for the three months ended September 30, 2006.
NOTE 7 – DISCONTINUED OPERATIONS
     On April 7, 2006, we entered into an asset exchange agreement with Community First Holdings, Inc. (CNHI), dated as of April 1, 2006, to exchange The Goshen News for the Jonesboro Group consisting of the Clayton News Daily, Clayton News Weekly, Henry Daily Herald and Jackson Progress-Argus. Subject to the terms and conditions of the agreement, effective as of April 1, 2006, CNHI assumed substantially all of the operating assets and assumed and became liable and otherwise responsible for substantially all of the operating liabilities and obligations of The Goshen News, and we assumed substantially all of the operating assets and assumed and became liable for substantially all of the liabilities of the Jonesboro Group. Accordingly, the results of operations for the three months ended September 30, 2006 do not include any results of operations of The Goshen News. The results of operations for The Goshen News, for the three months ended September 30, 2005 have been reclassified to discontinued operations.
     Summary operating results for The Goshen News were as follows:

For the Three
Months Ended
September 30, 2005
Operating revenue	$1,478
Income before taxes	391
Income tax expense	149
Income, net of tax	242
     The exchange occurred on April 1, 2006, and therefore we did not have any assets or liabilities related to The Goshen News as of June 30, 2006 or September 30, 2006.
NOTE 8 – PREFERRED STOCK
     As of September 30, 2006, 20,890 shares of our series A redeemable, convertible preferred stock (which we refer to as Series A Preferred Stock) were outstanding, having an aggregate face value of $20.9 million and a carrying value of $16.9 million at September 30, 2006, all of which are convertible into shares of our common stock (a) at the holder’s option, at any time after December 30, 2006, or (b) at our option, upon a change of control or liquidation event at a conversion price equal to a 40% premium above $16.54 per share. Each holder of the Series A Preferred Stock is entitled to receive dividends at an annual rate of $40 per share in cash or in additional shares of Series A Preferred Stock, at our option. We currently do not anticipate that cash dividends will be paid for the foreseeable future. The liquidation and redemption price of the Series A Preferred Stock is $1,000 per share and dividends are cumulative. We have the option to redeem the Series A Preferred Stock at any time after December 30, 2010 at the liquidation value, which includes accrued dividends, but in any case we are required to redeem all outstanding shares of Series A Preferred Stock on or prior to August 2, 2020. As of September 30, 2006, all outstanding shares of Series A Preferred Stock were held by Mr. J Mack Robinson, who also beneficially owns approximately 10% of our common stock.
     As of September 30, 2006, 6,050 shares of our series B convertible preferred stock (which we refer to as Series B Preferred Stock) were outstanding, having an aggregate face value of $6.1 million and a carrying value of $4.4 million at September 30, 2006, all of which are convertible into shares of our common stock at our option, upon a change of control or liquidation event at a conversion price equal to a 40% premium above $16.54 per share. Each holder of the Series B Preferred Stock is entitled to receive dividends at an annual rate of $60 per share in cash or in additional shares of Series B Preferred Stock, at our option. We currently do not anticipate that cash dividends will be paid for the foreseeable future. The liquidation and redemption price of the Series B Preferred Stock is $1,000 per share and dividends are cumulative. We have the option to redeem the Series B Preferred Stock at any time after December 31, 2010 at the liquidation value, which includes accrued dividends, but in any case we are required to redeem all outstanding shares of Series B Preferred Stock on or prior to August 2, 2021. As of September 30, 2006, all shares of Series B Preferred Stock were held by Mr. Robinson.
     All shares of preferred stock rank, as to payment of dividends and as to distribution of assets upon liquidation or dissolution of our Company, on a parity with all other currently issued preferred stock and any preferred stock issued by us in the future, and senior to our currently issued common stock and common stock issued in the future. The difference between the carrying value and face value of each series of preferred stock will be accreted using the interest method through the applicable mandatory redemption date of the series of preferred stock. Accordingly, for the three months ended September 30, 2006, accretion in the amount of approximately $62,000 and $22,000 was recognized as a component of Series A Preferred Stock dividends accrued and interest expense related to Series B Preferred Stock, respectively.
NOTE 9 – OTHER COMPREHENSIVE INCOME (LOSS)
     A reconciliation of net income (loss) to comprehensive income (loss) follows (amounts in thousands):

	Three Months Ended
	September 30,
	2005	2006
Net income (loss)	$1,679	$(745)
Other comprehensive loss, change in the valuation of an interest rate swap agreement, net of tax of ($303)		(454)

Comprehensive income (loss)	$1,679	$(1,199)

     We entered into an interest rate swap agreement in February 2006, effective June 6, 2006, to manage our debt profile. Changes in the value of this interest rate swap agreement, as determined by the interest rates as of the beginning and end of each reporting period, results in comprehensive income or loss during the life of the swap agreement.
NOTE 10 – EMPLOYEE BENEFIT PLANS
     Stock Options and Other Equity Compensation Plans – In November 2005, we adopted our 2005 Long Term Incentive Plan, referred to as the 2005 Incentive Plan. We have reserved 1.0 million shares of our common stock under the 2005 Incentive Plan for the issuance of stock options, restricted stock awards, stock appreciation rights and performance awards, pursuant to which certain options were granted. The terms and conditions of such awards are determined at the sole discretion of our board of directors or a committee designated by the Board to administer the plan. We provide previously unissued shares of our common stock to a participant upon a participant’s exercise of vested options. Of the 1.0 million shares authorized, approximately 0.6 million shares are available for future grants as of September 30, 2006.
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
     In accordance with SFAS No. 123(R), we recognized non-cash share-based compensation expenses of approximately $92, or $55, net of tax, which negatively impacted net income by $.01 per share for the three months ended September 30, 2006. The non-cash share-based compensation expenses were based on the fair values of approximately 0.4 million shares of underlying options granted during the six months ended June 30, 2006. For the three months ended September 30, 2006, the expense was included in the unaudited consolidated statements of operations as corporate and administrative expenses. No such expense was recognized during the three months ended September 30, 2005.
     For the three months ended September 30, 2006, the total income tax benefits recognized in the unaudited consolidated statements of operations for share-based compensation, recorded in accordance with SFAS No. 123(R), were approximately $37. No share-based compensation expense has been capitalized related to employees whose labor is capitalized.
     We value stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. In determining the expected term, we separate groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations. The option-pricing model requires the input of highly subjective assumptions, such as those listed below. The volatility rates are based on historical stock prices. The expected life of options granted are based on historical data, which, as of September 30, 2006 is a partial option life cycle, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards
     The fair values of options granted during the six months ended June 30, 2006 were estimated on the date of grant using the following assumptions:

Weighted-average expencted volatility	33.6%
Expected life (years)	5.75
Expected dividend yield	0.00%
Risk-free interest rate	4.97%
     The weighted-average grant date fair value of options granted was $5.43. Shares granted vest 33% annually as of each June 30 from June 30, 2007 through 2009. As of September 30, 2006, there was approximately $0.5 million in non-cash share-based compensation cost related to non-vested awards not yet recognized in our consolidated statements of operations. This cost is expected to be recognized over a weighted-average period of 2.75 years. No shares vested and no shares were exercised during the three months ended September 30, 2006.
     As a result of the Merger and the resulting exchange of options to purchase Bull Run common stock for options to purchase shares of our common stock, certain of our employees hold options to acquire shares of our common stock at exercise prices ranging from $40.14 to $1,513.85 per share. All of these options were fully vested as of the date of the Merger. As of September 30, 2006, options for 5,503 shares were outstanding, having a weighted average exercise price of $500.27 per share and a weighted average remaining life of 3.4 years. During the three months ended September 30, 2006, options for 210 shares having a weighted average exercise price of $195.69 per share were forfeited.
     In connection with the grant of restricted stock, the fair market value of our Common Stock on the date the awards were granted, net of expected forfeitures, represents unrecognized deferred stock compensation, which is being amortized on a straight-line basis over the probable vesting periods of the underlying awards. In February 2006, each of the seven members of our board of directors received an award of 5,000 shares of our Common Stock, subject to a vesting schedule whereby 1,000 shares vest annually as of each December 31 from December 31, 2006 through 2010. In connection with such awards, during the three months ended September 30, 2006, we recognized $14 of such compensation expense as corporate and administrative expenses. As of September 30, 2006, $229 of stock-based compensation expense related to restricted stock remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 4.5 years.
     Employee Benefit Plans – Effective January 1, 2006, we began providing retirement benefits to substantially all of our employees with one or more years of service, in the form of a plan referred to as the TCM 401k Plan, intended to meet the requirements of section 401(k) of the Internal Revenue Code of 1986. Under the TCM 401k Plan, our employees may contribute up to the maximum allowable under federal law, and the Company will match up to 50% of the first 6% contributed by the employee, in the form of contributions of our common stock.
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
     Total contributions under the Gray 401k plan prior to the Spin-off, recorded by us as a non-cash expense, totaled $73 for the three months ended September 30, 2005. Total contributions under the TCM 401k Plan following the Spin-off, recorded by us as a noncash expense, totaled $110 for the three months ended September 30, 2006.
     Certain of our eligible employees participated in a defined benefit pension plan sponsored by Gray. The pension plan covered substantially all of our full-time employees prior to the Spin-off with one or more years of service. We recorded pension expense as allocated to us by Gray of $153 for the three months ended September 30, 2005. In connection with the Spin-off, the participants in the pension plan were terminated from the Gray pension plan and their respective earned benefit through the date of the Spin-off became fully vested and has remained a liability of Gray, not TCM, under the terms of Gray’s pension plan. Consequently, we incur no pension expense subsequent to the Spin-off.
NOTE 11 – INFORMATION ON BUSINESS SEGMENTS
     We operate in four reportable segments: newspaper publishing, collegiate marketing and production services, association management services and wireless. The following tables present certain financial information concerning our reportable segments (amounts in thousands):

	Three Months Ended
	September 30,
	2005	2006
Operating revenues:
Publishing	$9,786	$11,985
Collegiate marketing and production services		12,809
Association management		2,724
Wireless	1,860	1,590

Total operating revenue	$11,646	$29,108

Operating income:
Publishing	$1,821	$3,018
Collegiate marketing and production services		(454)
Association management		705
Wireless	861	152
Corporate	(361)	(1,119)

Total operating income	2,321	2,302

Interest expense		(3,267)
Debt issue cost amortization		(266)

Income from continuing operations before taxes	$2,321	$(1,231)

	As of	As of
	June 30,	September 30,
	2006	2006
Identifiable assets:
Publishing	$36,272	$34,732
Collegiate marketing and production services	79,813	96,576
Association management	21,332	21,362
Wireless	4,507	4,089

	141,924	156,759
Corporate	21,651	21,747

Total identifiable assets	$163,575	$178,506

     During the three months ended September 30, 2005 the newspaper publishing segment operated five daily newspapers in five different markets located in Georgia and Indiana. As more fully discussed in Note 2, effective April 1, 2006, we exchanged The Goshen News located in Goshen, Indiana for three newspapers in Georgia. The collegiate marketing and production services and association management services segments, headquartered in Lexington, Kentucky, serve customers in multiple locations throughout the country. The wireless operations are located in Florida, Georgia, and Alabama. Our newspaper publishing operations derive their revenue from three sources: retail advertising, circulation and classified advertising. Collegiate marketing and production services operations revenue is derived from primarily radio and print advertising, sales of corporate sponsorships and product sales related to marketing and promotion of collegiate sports teams and events. Association management services segment revenue is derived primarily from fees related to services such as membership management and recruitment activities, financial reporting, accounting, marketing, publishing, education, event management, Internet web site management, and hospitality and convention planning and production activities. Wireless revenue is derived primarily from the sale of pagers and paging services, cellular telephone equipment, accessories and services. Inter-segment revenues are not material and have been eliminated in the amounts presented in the table.
NOTE 12 – COMMITMENTS AND CONTINGENCIES

     Legal Matters – We are subject to legal proceedings and claims that arise in the normal course of business. In our opinion, the amount of ultimate liability, if any, with respect to these actions will not materially affect our financial position or results of operations.
     Indemnification – Pursuant to various agreements facilitating the Spin-off, we agreed to indemnify Gray in certain circumstances for potential tax liabilities imposed upon Gray due to any action or inaction by us that causes the Spin-off to not qualify as a tax free transaction to Gray and/or to Gray’s shareholders. In our opinion, the amount of ultimate liability, if any, with respect to this indemnification will not materially affect our financial position or results of operations.
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
     We derive revenue from our Newspaper Publishing, Collegiate Marketing and Production Services, Association Management Services, and the GrayLink Wireless operations. Sources of our revenues are discussed in Note 11 to the Condensed Combined and Consolidated Financial Statements.
     Our Newspaper Publishing operations’ advertising contracts are generally entered into annually and provide for a commitment as to the volume of advertising to be purchased by an advertiser during the year. Our newspaper publishing operations’ advertising revenues are primarily generated from local advertising and are generally highest in the second and fourth calendar quarters of each year.
     Industry wide, newspaper subscriber circulation levels have been slowly declining. From September 30, 2005 to September 30, 2006, our aggregate daily circulation has declined approximately 3.5%.
     Our Newspaper Publishing operations’ primary operating expenses are employee compensation, related benefits and newsprint costs. Our Newspaper Publishing operations have experienced significant variability in its newsprint costs in recent years. Historically, for the newspaper publishing industry, the price of newsprint has been cyclical and volatile. The industry average price for the three months ended September 30, 2006 and 2005 was $675 and $620 per metric ton, respectively. During 2006 the price increased steadily and at September 30, 2006 the price was $675 per metric ton. Prices fluctuate based on factors that include both foreign and domestic production capacity and consumption. Price fluctuations can have a significant effect on our results of operations. We seek to manage the effects of increases in prices of newsprint through a combination of technology improvements, page width and page count reductions, inventory management and advertising and circulation price increases. In addition, newspaper production costs are variable based on circulation and advertising volumes.
     Since our Collegiate Marketing and Production Services business and our Association Management Services business were acquired on December 30, 2005, their operating results did not contribute to our results of operations for the three months ended September 30, 2005. Our Collegiate Marketing and Production Services business provides sports marketing and production services to a number of collegiate conferences and universities, and through a contract with CBS Sports, on behalf of the National Collegiate Athletic Association, or NCAA. Our Association Management Services business provides various associations with services such as member communication, recruitment and retention, conference planning, Internet web site management, marketing and administration. For additional information regarding our Collegiate Marketing and Production Services business and our Association Management Services business, refer to “Critical Accounting Policies — Revenue Recognition and Rights Fee Expenses” of this Item 2 of Form 10-Q.
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
Revenues
     Set forth below are the principal types of revenues derived by our operations for the three months ended September 30, 2005 and 2006 and the percentage contribution of each to our total revenues (dollars in thousands):

	Three Months Ended September 30,
	2005		2006
	Amount	%	Amount	%
Publishing:
Retail	$5,490	47.1%	$6,246	21.5%
Classifieds	3,207	27.5%	4,277	14.7%
Circulation	1,031	8.9%	1,098	3.8%
Other	58	0.5%	364	1.3%

	$9,786	84.0%	$11,985	41.2%

Collegiate Marketing & Production Services:
Advertising and sponsorship			$9,101	31.3%
Product sales and production services			2,154	7.4%
Station rights fees and other			1,554	5.3%

			$12,809	44.0%

Association Management Services:
Management services			$1,872	6.4%
Advertising and other			852	2.9%

			$2,724	9.4%

Wireless:
Lease, sales and service	$1,860	16.0%	$1,590	5.5%

Total Revenues	$11,646	100.0%	$29,108	100.0%

Results of Operations
Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005
     The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements for the three months ended September 30, 2005 and 2006, which are contained herein. The results of operations for the three months ended September 30, 2005 did not include the Collegiate Marketing and Production Services or Association Management segments acquired in the Merger with Bull Run on December 30, 2005.

     Revenues. Total revenues for the three months ended September 30, 2006 increased from approximately $11.6 million for the three months ended September 30, 2005 to approximately $29.1 million.
•	Newspaper Publishing revenues of approximately $12.0 million for the three months ended September 30, 2006, in the aggregate, increased approximately 22% compared to the three months ended September 30, 2005. Total retail advertising revenue increased 14%, whereas classified advertising revenue increased 33%. The increase in retail advertising revenue was due largely to growth at The Gwinnett Daily Post and the acquisition of the Jonesboro Group further discussed in Note 2 above, partly offset by declines at The Albany Herald, which has been affected by the loss of certain advertisers. Classified advertising revenues increased at all of our newspaper properties primarily due to real estate and foreclosures.

•	Collegiate Marketing and Production Services revenue was approximately $12.8 million for the three months ended September 30, 2006. This business segment was acquired in the Merger and, as such, there was no revenue recognized by us related to this business segment for the three months ended September 30, 2005. Revenue for this segment was approximately $9.9 million for the three months ended September 30, 2005, all of which was derived prior to the Merger. The increase was primarily attributable to the expansion of marketing rights available under contract extensions with certain universities and an increase in revenues derived from rights available under existing contracts.

•	Association Management revenue was approximately $2.7 million for the three months ended September 30, 2006. This business segment was acquired in the Merger and, as such, there was no revenue recognized by us related to this business segment for the three months ended September 30, 2005. Revenue for this segment was approximately $2.5 million for the three months ended September 30, 2005 all of which was derived prior to the Merger. The increase was primarily attributable to an association management contract added in June 2006.

•	GrayLink Wireless revenue decreased 15% to approximately $1.6 million for the three months ended September 30, 2006 compared to approximately $1.9 million for the three months ended September 30, 2005. Our GrayLink Wireless business had approximately 34,200 and 27,800 pagers in service as of September 30, 2005 and 2006, respectively. The number of pagers in service decreased as a result of increased competition from other communication services and products such as cellular telephones. The number of pagers in service has declined over the past several years. The decrease in revenue from the sale and leasing of pagers has been partially offset by reselling cellular telephone services. Paging revenue, excluding revenue from reselling cellular telephone services, accounted for approximately $1.0 million of total GrayLink Wireless revenue in 2005 compared to approximately $0.8 million in 2006. The trend of declining GrayLink paging revenue is expected to continue in the future.
     Operating expenses. Operating expenses for the three months ended September 30, 2006 increased from approximately $9.3 million for the three months ended September 30, 2005 to approximately $26.8 million.
     Newspaper Publishing expenses, before depreciation and amortization, decreased 13% to approximately $8.5 million.
•	Newsprint expenses increased 21% to approximately $1.6 million. The increase in newsprint expense was primarily due to the acquisition of the Jonesboro Group per Note 2. Total usage was approximately 2,600 and 2,500 metric tons for the three months ended September 30, 2005 and 2006, respectively.

•	Newspaper Publishing payroll expenses increased 8% to approximately $3.9 million primarily due to the acquisition of the Jonesboro Group discussed further in Note 2.

•	Newspaper Publishing transportation service costs, which are primarily outsourced, increased 13% to approximately $1.2 million in the three months ended September 30, 2006 compared to approximately $1.0 million for the three months ended September 30, 2005. The increase between the periods reflects general increases in fuel costs, which resulted in higher rates paid to independent contractors and the acquisition of the Jonesboro Group discussed further in Note 2.
     Collegiate Marketing and Production Services expenses for the three months ended September 30, 2006 were approximately $12.8 million. This business segment was acquired in the Merger and, as such, there was no expense recognized by us related to this business segment for the three months ended September 30, 2005.
     Association Management expenses for the three months ended September 30, 2006 were approximately $1.7 million. This business segment was acquired in the Merger and, as such, there was no expense recognized by us related to this business segment for the three months ended September 30, 2005.
     Corporate and administrative expenses for the three months ended September 30, 2006 were approximately $1.1 million. For periods in 2005 prior to the Spin-off, corporate and administrative expenses include only costs allocated to us by Gray, and therefore do not include certain costs incurred by a separate, stand-alone company.
     Depreciation of property and equipment totaled approximately $0.3 million and $0.5 million for the three months ended September 30, 2005 and 2006, respectively.
     Amortization expense in connection with definite-lived intangible assets acquired in the Merger and acquisition of the Jonesboro Group was $0.8 million during the three months ended September 30, 2006.
     Interest expense. Interest expense incurred in connection with our Credit Facilities was approximately $3.2 million for the three months ended September 30, 2006. Interest expense related to our Series B preferred stock, a noncash expense, was approximately $0.1 million for such period. There was no interest expense recorded in the three months ended September 30, 2005, since prior to the Spin-off, Gray provided all capitalization for the Company.
     Debt issue cost amortization. Amortization of costs incurred in connection with our Credit Facilities were approximately $0.3 million for the three months ended September 30, 2006. Such costs are being amortized over four years. There was no such expense in 2005 prior to the Spin-off since Gray provided all capitalization for the Company.
     Income tax expense. Income tax expense was approximately $0.9 million and $0.5 million for the three months ended September 30, 2005 and 2006, respectively. The effective tax rate was approximately 38% and 40% for each period, respectively. For periods in 2005 prior to the Spin-off, the tax provision was based on an allocation of income tax expense by Gray. Permanent differences are expected to represent a high percentage of our income before income taxes for the current fiscal year. As a result, our effective tax rate for the fiscal year may vary significantly from the effective tax rate for the three months ended September 30, 2006.
Liquidity and Capital Resources
General
     The following tables present data that we believe is helpful in evaluating our liquidity and capital resources (amounts in thousands):

	Three Months Ended
	September 30,
	2005	2006
Net cash provided by (used in) operating activities	$2,574	$(470)
Net cash provided by (used in) investing activities	840	(6,534)
Net cash (used in) provided by financing activities	(3,385)	7,339

Net decrease in cash and cash equivalents	$29	$335

	June 30,	September 30,
	2006	2006
Cash and cash equivalents	$173	$508
Long-term debt, including current portion	$119,276	$127,210
Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005
     Net cash used in operating activities decreased approximately $3.0 million primarily due to (a) an increase in deferred revenue of approximately $3.8 million in 2006 due to collection of increased advertising revenues related to the college football season compared to a decrease of approximately $0.1 in 2005; an increase in accounts payable and accrued expenses of approximately $2.5 million in 2006, due to increased guaranteed rights fees related to the college football season, compared to a decrease of approximately $0.2 million in 2005; a decrease in our deferred income taxes of approximately $0.5 million in 2006 compared to a decrease in accrued income taxes of approximately $1.3 million in 2005; and a decrease in other current assets of approximately $0.6 million in 2006 compared to a minimal decrease in 2005; offset by (b) an increase in accounts receivable of approximately $8.3 million in 2006 compared to a decrease of approximately $0.4 million in 2005.
     Net cash used in investing activities increased approximately $7.4 million primarily due to the acquisition of Pinnacle Sports Productions, LLC in 2006 discussed further in Note 2, and proceeds from sale of assets of approximately $1.5 million in 2005 compared to minimal proceeds in 2006.
     Net cash provided by financing activities increased approximately $10.7 million due to changes in the capital structure of our Company. In 2006, we had repayments, net of borrowings, of our Credit Facilities totaling approximately $7.9 million and paid approximately $0.6 million in debt issue costs related to amending our credit facilities discussed further in Note 5, whereas in 2005, we distributed cash to Gray of approximately $3.4 million.
Off-Balance Sheet Arrangements
     We have various operating lease commitments for equipment and real estate used for office space and production facilities.
     We may use interest rate swap agreements to convert some of our variable rate debt to a fixed rate basis, thus hedging against interest rate fluctuations. These hedging activities may be transacted with one or more highly-rated institutions, reducing the exposure to credit risk in the event of nonperformance by the counter-party to the swap agreement. In February 2006, we entered into an interest rate swap agreement effective in June 2006 and terminating in March 2009. Under the agreement, we will be converting a notional amount of $60 million of floating rate debt (currently bearing interest at LIBOR plus the currently applicable margin of 3.50%) to fixed rate debt, bearing interest at 5.05% plus the applicable margin.
Contractual Obligations as of September 30, 2006 (amounts in thousands):

(Dollars in thousands)	Payment Due by Period
		Year	Years	Years	More Than
Contractual Obligations	Total	1	2-3	4-5	5 Years
Long-term debt obligations	$118,560	$900	$1,800	$115,860	$—
Interest obligations (1)	45,374	12,164	24,085	9,125	—
Operating lease obligations (2)	6,106	1,764	2,160	1,522	660
Purchase obligations (3)	236,161	25,711	50,822	46,440	113,188

	$406,201	$40,539	$78,867	$172,947	$113,848

(1)	Interest obligations assume the LIBOR rate in effect as of September 30, 2006, as adjusted for the fixed interest rate under the interest rate swap agreement for the period during which the interest rate swap agreement will be effective. Interest obligations are presented through the maturity dates of each component of the credit facilities.

(2)	Operating lease obligations represent payment obligations under non-cancelable lease agreements classified as operating leases and disclosed pursuant to Statements of Financial Accounting Standards No. 13, “Accounting for Leases”, as may be modified or supplemented. These amounts are not recorded as liabilities as of the current balance sheet date. Operating lease obligations are presented net of future receipts on contracted sublease arrangements totaling approximately $0.7 million as of September 30, 2006.

(3)	Purchase obligations primarily consist of future guaranteed rights fee commitments to associations or institutions under contractual arrangements of typically three to ten years, which expire at varying times through 2019.
     Dividends on Series A Preferred Stock and Series B Preferred Stock are payable annually at an annual rate of $40 and $60 per share, respectively, in cash or issuance of the respective preferred stock, at the Company’s option. If we were to fund dividends accruing during the twelve months ending September 30, 2007 in cash, the total obligation would be approximately $1.2 million based on the number of shares of Series A and Series B Preferred Stock outstanding as of September 30, 2006.
     We currently anticipate that the cash requirements for capital expenditures, operating lease commitments and working capital with respect to the Newspaper Publishing business and the GrayLink Wireless business over the next few years will be generally consistent, in the aggregate, with historical levels and would likely be funded from cash provided by operating activities. Further, we currently anticipate that the Collegiate Marketing and Production Services and Association Management Services businesses will not require significant investments in working capital from year to year, although the seasonality of the Collegiate Marketing and Production Services business causes seasonal cash requirements for working capital. These seasonal cash requirements, and any year to year cash requirements, would likely be funded from cash provided by operating activities. In the aggregate, total capital expenditures are not expected to exceed $2 million for the twelve months ending September 30, 2007.
     On December 30, 2005, we entered into a senior secured credit facility for debt financing in an aggregate principal amount of up to $140 million, consisting of (1) a 4-year $20 million revolving credit facility, a 4.5-year $90 million first lien term loan and a 5-year $30 million second lien term loan. The interest rate is based on the bank lender’s base rate (generally reflecting the lender’s prime rate) or LIBOR plus in each case a specified margin, and for revolving and first lien term loan advances, the margin is based upon our debt leverage ratio as defined in the agreement. On September 18, 2006, we amended the Credit Facilities in conjunction with our acquisition of Pinnacle Sports Promotions, LLC. Pursuant to the amendments, amounts under the First Lien Revolving Credit Facility may be borrowed, repaid and reborrowed by the Company from time to time until maturity. Interest for borrowings under the First Lien Revolving Credit Facility is currently based, at our option, on either (a) 2.25% per annum plus the higher of (1) the prime rate of interest announced or established by Wachovia from time to time, and (2) the Federal funds rate plus 0.50% per annum (the “Base Rate”) or (b) 3.25% per annum plus the applicable London Interbank Offered Rate (“LIBOR”) rate for Eurocurrency borrowings. If and when we meet certain leverage ratio criteria as set forth in the First Lien Secured Credit Agreement, our interest rate may decline at .25%

increments to (a) 1.50% per annum above the Base Rate or (b) 2.50% per annum above the applicable LIBOR rate for Eurocurrency borrowings. We currently anticipate that we will not qualify for a reduction in our Base Rate of LIBOR applicable margins of 2.25% and 3.25%, respectively, for at least the next year. Interest for borrowings under the First Lien Term Credit Facility is based, at our option, on either (a) 2.50% per annum plus the higher of (1) the prime rate of interest announced or established by Wachovia from time to time, and (2) the Federal funds rate plus 0.50% per annum (the “Base Rate”) or (b) 3.50% per annum plus the applicable London Interbank Offered Rate (“LIBOR”) rate for Eurocurrency borrowings, subject to adjustment based on our credit ratings assigned by Standards & Poors and Moody’s. Interest under the Second Lien Credit Facility is based upon (a) 8.50% per annum above the Base Rate or (b) 9.50% per annum above the applicable LIBOR rate for Eurocurrency borrowings, subject to adjustment based on our credit ratings assigned by Standards & Poors and Moody’s. As of September 30, 2006, the interest rates on the first lien and second lien term loans were approximately 8.8% and 14.9%, respectively.
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
     With the consummation of the Merger and the refinancing, the cash required to service the anticipated debt described above increased substantially. The first lien term loan facility requires amortization of $0.2 million per quarter beginning March 31, 2006. Aggregate interest expense on the first and second lien term loans is currently anticipated to initially be approximately $11 to $12 million per year. The cash required to service the debt is currently expected to be funded from cash generated by operating activities. We have access to the $20 million First Lien Revolving Credit Facility to support cash liquidity needs, subject to debt leverage ratio requirements tested as of the end of each quarterly period. At September 30, 2006, our term loans were fully funded and $8.7 million was borrowed under the revolving credit facility. Based on the calculated debt leverage ratio as of September 30, 2006, we would have had access of up to approximately $8.4 million of additional borrowing capacity of the First Lien Revolving Credit Facility on September 30, 2006.
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
     For purposes of testing goodwill impairment, each of the Gwinnett Daily Post, Rockdale/Newton Citizen, and our recently-acquired Collegiate Marketing and Production Services business, Association Management Services business and the Jonesboro Group are each considered a separate reporting unit. There is no recorded goodwill associated with the Albany Herald or the GrayLink Wireless business.
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
     Goodwill and intangibles, net of accumulated amortization, were approximately $112.4 million as of June 30, 2006 and $117.5 million as of September 30, 2006, of which, goodwill was approximately $87.5 million and $93.4 million as of each date, respectively. The carrying value of goodwill and acquired intangibles, net of accumulated amortization, represented approximately 66% of our total assets as of September 30, 2006.
     Deferred Income Taxes
     Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on certain deferred tax assets if it is more likely than not that some or all of these deferred tax assets will not be realized. We do not anticipate that all of our available net operating loss carryforward amounts for tax purposes obtained in the Merger which total approximately $71 million for federal income tax purposes, will ultimately be realized, due to their expiration or other limitations on utilization. As a result, as of September 30, 2006, we have recognized a valuation allowance of approximately $9.5 million for net deferred tax assets. If and when we revise our estimate of the benefit expected to be derived from the net operating loss carryforward, the valuation allowance may be modified. Increases in the valuation allowance could increase the tax provision or decrease the tax benefit recognized in the period of the change in estimate. The net operating loss carryforward for federal tax purposes begins to expire in 2018. As a result of the availability of these net operating loss carryforwards, we currently do not anticipate that we will be required to make federal income tax payments until at least 2008 unless we have significant changes to our businesses.
     Transactions with Related Parties
     Since the Spin-off and the Merger, the terms of all material transactions involving related persons or entities have been on terms similar to those of our transactions with independent parties, or in cases where we have not entered into similar transactions with unrelated parties, on terms that were believed to be representative of those that would likely be negotiated with independent parties. All material transactions with related parties will be reviewed and approved by the independent directors of the Company.
Interest Rate and Market Rate Risk
     We are exposed to changes in interest rates due to our financing of our acquisitions, investments and operations. Interest rate risk is present with both fixed and floating rate debt. Based on our debt profile as of September 30, 2006, a 100 basis point increase in market interest rates would increase interest expense and decrease pretax income (or increase pretax loss) by approximately $1.2 million annually. This amount was determined based on our floating rate debt. This amount does not include the effects of certain potential results of increased interest rates, such as reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in our financial structure that could occur if interest rates were higher.
     In February 2006, we entered into an interest rate swap agreement, effective June 6, 2006, to manage our debt profile, which involves the exchange of interest at a fixed rate of 5.05% for interest equal to the 3-month LIBOR rate, without an exchange of the $60 million notional amount upon which the payments are based. The interest rate swap has been designated as a cash-flow hedge against the anticipated interest payments on $60 million of the first lien term loan. As a result of this interest rate swap and the resulting payment of interest at fixed rates on $60 million of our debt, the effect of 100 basis point in market interest rates on interest expense and pretax income or loss, assuming the interest rate swap agreement was effective as of the beginning of the year, would be $0.6 million less than indicated in the preceding paragraph.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “believes,” “expects,” “anticipates,” “estimates,” and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe our future strategic plans, goals or objectives are also forward-looking statements. Readers of this report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events, and involve risks and uncertainties. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances. Actual results and events may differ materially from those in the forward-looking statements as a result of various factors, including the factors disclosed in Item 1A of our Annual Report on Form 10-K for the six months ended June 30, 2006.
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
     We carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures performed pursuant to Rule 13a-15 under the Exchange Act. Based on their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management.
     Changes in Internal Control over Financial Reporting
     In order to address a material weakness related to complex and non-routine business combinations and disposition matters, discovered during the three months ended September 30, 2006, we have enhanced our internal control processes in order to comprehensively review the accounting and disclosure implications of such transactions on a more timely basis. As part of this enhancement, we have identified outside consultants that we will contract with to confirm our understanding of complex transactions, as necessary.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
          You should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the six months ended June 30, 2006 in Part I, Item 1A, Risk Factors. Any of those risks could have a material adverse effect on our financial condition and results of operations.
Item 6. Exhibits

Exhibit 31.1	Rule 13 (a) – 14(a) Certificate of Chief Executive Officer

Exhibit 31.2	Rule 13 (a) – 14(a) Certificate of Chief Financial Officer

Exhibit 32.1	Section 1350 Certificate of Chief Executive Officer

Exhibit 32.2	Section 1350 Certificate of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPLE CROWN MEDIA, INC.
Date: November 8, 2006	by:	/s/ MARK G. MEIKLE
Mark G. Meikle
Executive Vice President and Chief Financial Officer