Form 10-Q
period 2006-12-31
Triple Crown Media, Inc.
filed 2007-02-13
CIK 1333291

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2006 or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common Stock, $.001 par value
5,271,015 shares outstanding as of January 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TRIPLE CROWN MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	June 30,	December 31,
	2006	2006
	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$173	$866
Accounts receivable, less allowance for doubtful accounts of $434 and $641, respectively	11,412	31,800
Inventories	1,498	1,381
Other current assets	1,949	1,708

Total current assets	15,032	35,755

Property and equipment:
Land	1,993	1,993
Buildings and improvements	7,737	7,747
Equipment	19,777	21,213

	29,507	30,953
Accumulated depreciation	(16,457)	(18,301)

	13,050	12,652

Goodwill	87,475	88,395
Other intangible assets, net	24,917	28,157
Deferred income taxes	16,193	15,492
Other assets	6,908	5,682

Total assets	$163,575	$186,133

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$900	$12,100
Accounts payable	3,849	5,746
Accrued expenses	11,526	19,999
Accrued fees payable to Gray Television, Inc.	3,420	1,710
Deferred revenue	4,576	8,427

Total current liabilities	24,271	47,982

Long-term debt	118,376	117,437
Other liabilities	2,332	2,122
Series B redeemable preferred stock, $.001 par value (authorized 20,000 shares; issued and outstanding 6,050 shares; $6,050 liquidation value)	4,425	4,470

Total liabilities	149,404	172,011

Series A redeemable, convertible preferred stock, $.001 par value (authorized 50,000 shares; issued and outstanding 20,890 shares; $20,890 liquidation value)	16,885	17,009

Commitments and contingencies

Stockholders’ deficit:
Common stock, par value $0.001 (authorized 25,000 shares, issued and outstanding (5,187 and 5,257 shares, respectively)	5	5
Additional paid-in capital	3,453	4,274
Accumulated deficit	(6,572)	(7,169)
Accumulated other comprehensive income (loss), net of tax	400	3

Total stockholders’ deficit	(2,714)	(2,887)

Total liabilities, preferred stock and stockholders’ deficit	$163,575	$186,133

See notes to condensed combined and consolidated financial statements.

TRIPLE CROWN MEDIA, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues:
Publishing	$10,673	$13,015	$20,459	$25,000
Collegiate marketing and production services	97	30,739	97	43,548
Association management services	16	2,875	16	5,600
Wireless	1,517	1,470	3,377	3,060

	12,303	48,099	23,949	77,208

Expenses:
Operating expenses before depreciation, amortization and loss (gain) on disposal of assets, net:
Publishing	7,827	8,843	15,325	17,370
Collegiate marketing and production services	101	26,970	101	39,761
Association management services	12	1,914	12	3,622
Wireless	1,650	1,465	3,374	2,821
Corporate and administrative	369	1,280	730	2,394
Depreciation	460	522	801	1,065
Amortization	3,216	1,045	3,216	1,830

Loss (gain) on disposal of assets, net	41	—	(558)	(17)

	13,676	42,039	23,001	68,846

Operating income	(1,373)	6,060	948	8,362
Other income (expense):
Interest expense related to Series B preferred stock	(1)	(113)	(1)	(226)
Interest expense, other	(236)	(3,309)	(236)	(6,463)
Debt issue cost amortization	(3)	(285)	(3)	(551)

Income (loss) from continuing operations before income taxes	(1,613)	2,353	708	1,122
Income tax expense (benefit)	(611)	1,664	273	1,178

Earnings (loss) from continuing operations	(1,002)	689	435	(56)
Income from discontinued operations, net of tax	203		445

Net income (loss)	(799)	689	880	(56)
Series A preferred stock dividends accrued	(3)	(271)	(3)	(542)

Net income (loss) available to common stockholders	$(802)	$418	$877	$(598)

Basic per share information:
Earnings (loss) from continuing operations	$(0.20)	$0.13	$0.09	$(0.01)
Income from discontinued operations	$0.04	$—	$0.09	$—
Net income (loss)	$(0.16)	$0.13	$0.18	$(0.01)
Net income (loss) available to common stockholders	$(0.16)	$0.08	$0.18	$(0.12)

Weighted average shares outstanding	4,873	5,230	4,871	5,200

Diluted per share information:
Earnings (loss) from continuing operations	$(0.20)	$0.13	$0.09	$(0.01)
Income from discontinued operations	$0.04	$—	$0.09	$—
Net income (loss)	$(0.16)	$0.13	$0.18	$(0.01)
Net income (loss) available to common stockholders	$(0.16)	$0.08	$0.18	$(0.12)

Diluted weighted average shares outstanding	4,873	5,319	4,871	5,200
See notes to condensed combined and consolidated financial statements.

TRIPLE CROWN MEDIA, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended
	December 31,
	2005	2006
	(Unaudited)	(Unaudited)
Operating activities:
Net income (loss)	$880	$(56)
Income on discontinued operations	(445)

Income (loss) from continuing operations	$435	$(56)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	801	1,065
Amortization	3,219	2,381
Interest accrued on redeemable preferred stock		226
Gain on disposal of assets, net	(558)	(15)
Stock compensation expense		213
Issuance of common stock to 401K plan		203
Deferred income taxes	(461)	966
Changes in operating assets and liabilities:
Accounts receivable	74	(19,398)
Inventories	(13)	117
Other current assets	17	1,118
Accounts payable and accrued expenses	474	7,651
Accrued income taxes	706	212
Deferred revenue	(394)	2,738
Other assets and liabilities	158	415

Net cash provided by (used in) continuing operations	4,458	(2,164)
Net provided by discontinued operations	1,141

Net cash provided by (used in) operating activities	5,599	(2,164)

Investing activities:

Purchases of property and equipment	(775)	(512)
Proceeds from asset sales	1,459	15
Acquisition of business, net of cash acquired	(73,928)	(6,294)

Net cash used in investing activities	(73,244)	(6,791)

Financing activities:

Proceeds from borrowings on revolving line of credit	1,939	18,150
Proceeds from borrowings on long-term debt	120,000
Distributions paid to Gray Television, Inc.	(43,953)
Other transfers to Gray Television, Inc., net	(5,281)
Repayments of borrowings on debt		(7,889)
Debt issue costs	(3,888)	(613)

Net cash provided by financing activities	68,817	9,648

Increase in cash and cash equivalents	1,172	693

Cash and cash equivalents, beginning of period	301	173

Cash and cash equivalents, end of period	$1,473	$866

Supplemental cash flow information:

Interest Paid		$6,451
See notes to condensed combined and consolidated financial statements.

TRIPLE CROWN MEDIA, INC.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(amounts in thousands, except share and per share data)
NOTE 1 – BASIS OF PRESENTATION
   The accompanying unaudited condensed combined and consolidated financial statements of Triple Crown Media, Inc., or the Company, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six-month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the six months ended June 30, 2006.
   Organization and Business Description – Until December 30, 2005, the Company was comprised of the newspaper publishing and wireless businesses owned and operated by Gray Television, Inc., or Gray, operating as wholly-owned subsidiaries or divisions of Gray.
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
     Following the consummation of the Merger on December 30, 2005, the Company is now comprised of the Newspaper Publishing and Wireless segments formerly owned and operated by Gray, plus the Collegiate Marketing and Production Services segment and Association Management Services segment acquired in the Merger, both of which are operated by a wholly-owned subsidiary, Host Communications, Inc., or Host.
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
     Had compensation expense related to outstanding options for Gray common stock prior to the Spin-off been determined based on the fair value at the grant dates consistent with SFAS 123, net income available to common stockholders and earnings per share would be as reflected below (amounts in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2005	2005
Net (loss) income available to common stockholders, as reported	$(802)	$877
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7)	(14)

Net (loss) income available to common stockholders, pro forma	$(809)	$863

Net (loss) income available to common stockholders per share:
Basic and diluted, as reported	$(0.16)	$0.18
Basic and diluted, pro forma	$(0.17)	$0.18
     The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three and six months ended December 31, 2005: risk-free interest rate of 3.81%; dividend yield of 0.86%; volatility factor of the expected market price of Gray’s common stock of 0.30; and a weighted-average expected life of the options of 3.0 years. All options to purchase Gray common stock granted to our employees through the date of the Spin-off became 100% vested at the time of the Spin-off and continue to be options to purchase Gray common stock. As a result, we will not recognize any expense in periods subsequent to the Spin-off for any of these options to purchase Gray common stock.
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

These assets are being amortized over their estimated useful lives. Customer relationships are amortized using the straight-line method over a period of 5 to 15 years, based on the estimated future economic benefit. Trademarks and tradenames are being amortized over 6 and 15 years, respectively, using a straight-line method, which approximates the estimated future economic benefit. For the three and six months ended December 31, 2006, we recorded amortization expense of $1.0 million and $1.8 million in connection with our definite-lived intangible assets.
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
     The number of shares used to calculate basic earnings per share in the condensed combined and consolidated statement of operations for the three and six months ended December 31, 2005 of 4,872,816 and 4,871,408 were based on the 4,870,000 shares of our common stock issued in connection with the Spin-off and shares issued in the Merger, whereas such amount for the three and six months ended December 31, 2006 were based on the weighted average number of shares outstanding for such periods of 5,230,262 and 5,199,637 shares, respectively.
     The number of shares used to calculate diluted earnings per share in the condensed combined and consolidated statement of operations for the three months ended December 31, 2006 of 5,319,090 shares was calculated by adding the dilutive effects of stock based compensation programs. The effect of outstanding in-the-money stock options was calculated using the treasury stock method. There were no outstanding in-the-money options as of December 31, 2005.
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
NOTE 2 – ACQUISITIONS
     Acquisition of Bull Run Corporation

     On December 30, 2005, we acquired Bull Run Corporation pursuant to the terms of an Agreement and Plan of Merger dated as of August 2, 2005. Aggregate consideration paid in connection with our acquisition of Bull Run Corporation, net of cash acquired, was approximately $29,622, which included common stock (totaling 258,000 shares) valued at $3,173 and series A and series B preferred stock totaling 20,890 and 6,050 shares, respectively, valued at $16,760 and $4,380, respectively.
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

$100,724

     Pro forma operating results for the three months ended December 31, 2005, assuming the Merger had been consummated as of January 1, 2005, would have been as follows (amounts in thousands, except share and per share data):

	(Unaudited)	(Unaudited)
	Three Months	Six Months
	Ended December	Ended December
	31, 2005	31, 2005
Operating revenues	$38,887	$64,436
Operating income	2,083	$4,592
Net (loss) income	(263)	$274
Net (loss) income available to common stockholders	(266)	$271

Per share, basic and diluted:
Net (loss) income available to common stockholders	$(0.05)	$0.05
Pro forma weighted average shares outstanding	5,129	5,129
     The number of pro forma weighted average shares outstanding was determined based on the number of shares of our common stock issued in connection with the Spin-off and the Merger. These pro forma results are not necessarily indicative of actual results that might have occurred had the operations and management of the merged companies been combined in the prior year.
     Acquisition of the Jonesboro Group
     Prior to the Spin-off, in connection with the acquisition of a television station, we entered into an amendment to the separation and distribution agreement with Gray, the terms of which obligated us to sell or swap The Goshen News pursuant to FCC cross-ownership rules if Gray completed the acquisition of a television station in South Bend, Indiana. On March 3, 2006, Gray completed the acquisition obligating us to dispose of The Goshen News, and on March 31, 2006, we acquired the Jonesboro Group of newspapers in a like kind exchange of The Goshen News, hereinafter referred to as “the Swap.”
     Beginning April 1, 2006, the day immediately following the effective date of the Swap, the financial results of the Jonesboro Group have been consolidated with those of our business. The Swap has been accounted for under the purchase method of accounting, whereby a preliminary valuation of the assets and liabilities of the acquired business has been included as of the close of business on March 31, 2006, based on an allocation of the purchase price. Such preliminary estimates will be adjusted once final valuations are derived, with any adjustment also affecting the carrying value of goodwill. A gain of $5.7 million, net of $3.4 million tax impact, was recognized during the six months ended June 30, 2006, in connection with the Swap. The excess of the purchase price over assets acquired of approximately $13.6 million has been recorded as goodwill. The values as of December 31, 2006 have been substantially finalized, although we can give no assurance as further adjustments may be necessary.
     The estimated fair values of assets and liabilities acquired under the Swap are summarized as follows (amounts in thousands):

Receivables	$716
Other current assets	115
Property and equipment	1,410
Goodwill	13,646
Customer base and trademarks	7,830
Deferred income taxes	(1,873)
Accounts payable and accrued expenses	(193)
Deferred Revenue	(151)

$21,500

     The treatment of the Swap as a like kind exchange results in the tax basis of The Goshen News continuing as the tax basis of the Jonesboro Group. All tax attributes of The Goshen News will continue to carryforward, including the previous value of goodwill related to The Goshen News. See Note 7 for details regarding the treatment of The Goshen News as discontinued operations.
     Pro forma operating results for the three and six months ended December 31, 2005, assuming the Swap would have been consummated as of January 1, 2005, would have been as follows:

	(Unaudited)	(Unaudited)
	Three Months	Six Months
	Ended December	Ended December
	31, 2005	31, 2005
Operating revenues	$39,145	$64,986
Operating income	$2,323	$5,054
Net (loss) income	$(114)	$561
Net (loss) income available to common stockholders	$(117)	$558

Per share, basic and diluted:
Net (loss) income available to common stockholders	$(0.02)	$0.11
Pro forma weighted average shares outstanding	5,129	5,129
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

$6,711

     Beginning September 19, 2006, the day immediately following the effective date of the acquisition, the financial results of Pinnacle were consolidated with those of our businesses. The acquisition was accounted for under the purchase method of accounting, whereby a preliminary valuation of the assets and liabilities of the acquired business was included as of the closing of business on September 30, 2006, based on an allocation of the purchase price. The excess of the purchase price over net assets acquired of approximately $0.8 million was recorded as goodwill. Other intangibles consisting of customer relationships and non-compete agreements were valued at $5.1 million. The preliminary estimates will be adjusted once final valuations are derived, with any adjustment also affecting the carrying value of goodwill. The values as of December 31, 2006 have been substantially finalized, although we can give no assurance as further adjustments may be necessary.

     The estimated fair values of assets and liabilities acquired are summarized as follows (amounts in thousands):

Receivables	$990
Other current assets	877
Property and equipment	226
Goodwill	842
Customer relationships	5,070
Accounts payable and accrued expenses	(181)
Deferred revenue	(1,113)

$6,711

NOTE 3 – CORPORATE AND ADMINISTRATIVE EXPENSE
     For the three and six months ended December 31, 2005, our costs and expenses consist primarily of allocations from Gray for centralized legal, accounting, treasury, real estate, information technology, engineering, and other Gray corporate services and infrastructure costs. These allocations were determined on the basis that we and Gray considered to be reasonable reflections of the utilization of services provided to, or the benefits received by, us as wholly-owned subsidiaries or divisions of Gray during these periods. The basis for allocation included specifically identifying those elements that were not applicable to our operations and the remaining costs were allocated on the basis of revenue. For the three and six months ended December 31, 2005, allocated costs totaled $0.4 million and $0.7 million. Prior to the Spin-off, Gray provided all capitalization for us. For the three and six months ended December 31, 2006, corporate and administrative expenses were $1.3 million and $2.4 million, respectively.
NOTE 4 – TRANSACTIONS WITH AFFILIATED COMPANIES
     Insurance Contract with Georgia Casualty & Surety Co. — Effective December 30, 2005 following the Spin-off, we obtained certain workers’ compensation insurance coverage under an insurance contract with Georgia Casualty & Surety Co., which is a wholly-owned subsidiary of Atlantic American Corporation, a publicly traded company in which J. Mack Robinson (a significant shareholder of our Company) and certain of his affiliates have a substantial ownership interest, and a company of which Hilton H. Howell, a member of our board of directors and Mr. Robinson’s son-in-law, is an executive officer. Prior to the Spin-off, Gray had a similar insurance contract with the same company. For the three and six months ended December 31, 2005 our workers’ compensation insurance expense attributable to Gray’s insurance contract with Georgia Casualty was approximately $64 and $103, respectively, and for the three and six months ended December 31, 2006, our workers’ compensation insurance expense attributable to our insurance contract with Georgia Casualty was approximately $26 and $160, respectively.
     Rights-Sharing Agreement with Gray – Through a rights-sharing agreement by and between Host and Gray, effective prior to the Merger, we participate jointly with Gray in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities of one university. In Host’s role under the agreement with Gray, Host manages the preponderance of the revenue-generating and sales fulfillment activities and provides all administrative functions for Host and Gray. As a result, Host recognized the total revenues derived and expenses incurred in connection with services performed on behalf of the university, and Host expensed the amounts paid to Gray under the rights-sharing agreement as a rights fee. In April 2005, Host, Gray and the university entered into a new agreement for expanded sports marketing rights for an initial seven year term with an option to extend the license for three additional years. At the same time, Host and Gray entered into a new rights sharing agreement for the same 10-year period. Under the April 2005 agreement with Gray, subsequent to the Merger, we continue to recognize the total revenues derived and total expenses incurred in connection with services performed on behalf of the university, and expense amounts payable to Gray as a component of our rights fee expense. The amount payable to Gray will be 50% of the profit, in excess of thresholds agreed upon by Host and Gray, to be derived from these marketing activities, as determined at the conclusion of each contract year. As of December 31, 2006, accrued fees payable to Gray under the current rights-sharing agreement were $1.7 million. Our relationship with Gray is described further in other notes to these condensed combined and consolidated financial statements.

NOTE 5 – LONG-TERM DEBT
     Long-term debt outstanding as of June 30, 2006 and December 31, 2006 consists of the following (amounts in thousands):

	June 30,	December 31,
	2006	2006
First lien senior term loan	$89,276	$88,337
Second lien senior term loan	30,000	30,000
First lien revolving credit facility		11,200

	$119,276	$129,537

     On December 30, 2005, we entered into (i) a First Lien Senior Secured Credit Agreement and (ii) a Second Lien Senior Secured Credit Agreement with Wachovia Bank, National Association (“Wachovia”), among others. The First Lien Secured Credit Agreement provides for a senior secured revolving credit facility in the aggregate principal amount of $20 million, which matures on December 30, 2009 (which we refer to as the “First Lien Revolving Credit Facility”) and a senior secured term loan facility in an aggregate principal amount of $90 million, which matures on June 30, 2010 (which we refer to as the “First Lien Term Loan Facility” and, together with the First Lien Revolving Credit Facility, the “First Lien Credit Facility”). The Second Lien Credit Agreement provides for a senior secured term loan facility in the aggregate principal amount of up to $30 million, which matures on December 30, 2010 (which we refer to as the “Second Lien Credit Facility” and, together with the First Lien Credit Facility, collectively as the “Credit Facilities”). The Credit Facilities are secured by the assets of TCM and all of its subsidiaries. Proceeds of the Credit Facilities were used to fund a $40 million cash distribution to Gray in connection with the Spin-off, refinance all of Bull Run’s long-term debt in connection with the Merger, pay the cash portion of the Merger consideration, and pay transaction costs.
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
     Our term loan facilities under the First Lien Term Loan Facility and the Second Lien Credit Facility were fully drawn on the closing date. No amount was drawn on the First Lien Revolving Credit Facility as of June 30, 2006 and $11.2 million was drawn as of December 31, 2006.
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
NOTE 6 – INCOME TAXES
     The differences between the federal statutory tax rate of 34% and the effective tax rate of 38% and 39% for the three and six months ended December 31, 2005, respectively, and 71% and 105% for the three and six months ended December 31, 2006, respectively, are principally due to state income taxes, and for 2006, interest expense related to our Series B preferred stock and other permanent differences, such as travel and entertainment expenses, which are not fully deductible for tax purposes. The effective income tax rates for the three and six months ended December 31, 2006 include an approximate $0.1 million adjustment to state income taxes payable. We currently believe our effective income tax rate for the year ended June 30, 2007 will be approximately 93% to 95%, excluding potential effects of changes in judgments as to the potential realization of deferred tax assets and state income tax adjustments. Permanent differences are expected to represent a high percentage of our income before income taxes for the current fiscal year. Income before income taxes is estimated based on expected operating performance which may vary from actual operating performance. As a result, our effective tax rate for the fiscal year may vary significantly from the effective tax rate for the three and six months ended December 31, 2006.
NOTE 7 – DISCONTINUED OPERATIONS
     On April 7, 2006, we entered into an asset exchange agreement with Community First Holdings, Inc. (CNHI), dated as of April 1, 2006, to exchange The Goshen News for the Jonesboro Group consisting of the Clayton News Daily, Clayton News Weekly, Henry Daily Herald and Jackson Progress-Argus. Subject to the terms and conditions of the agreement, effective as of April 1, 2006, CNHI assumed substantially all of the operating assets and assumed and became liable and otherwise responsible for substantially all of the operating liabilities and obligations of The Goshen News, and we assumed substantially all of the operating assets and assumed and became liable for substantially all of the liabilities of the Jonesboro Group. Accordingly, the results of operations for the three and six months ended December 31, 2006 do not include any results of operations of The Goshen News. The results of operations for The Goshen News, for the three and six months ended December 31, 2005 have been reclassified to discontinued operations.
     Summary operating results for The Goshen News were as follows (amounts in thousands):

	Three Months Ended	Six Months Ended
	December 31, 2005	December 31, 2005
Operating revenue	$1,463	$2,941
Income before taxes	328	719
Income tax expense	125	274
Income, net of taxes	203	445
     The exchange occurred on April 1, 2006, and therefore we did not have any assets or liabilities related to The Goshen News as of June 30, 2006 or December 31, 2006.
NOTE 8 – PREFERRED STOCK
     As of December 31, 2006, 20,890 shares of our series A redeemable, convertible preferred stock (which we refer to as Series A Preferred Stock) were outstanding, having an aggregate face value of $20.9 million and a carrying value of $17.0 million at December 31, 2006, all of which are convertible into shares of our common stock (a) at the holder’s option, at any time after December 30, 2006, or (b) at our option, upon a change of control or liquidation event at a conversion price equal to a 40% premium above $16.54 per share. Each holder of the Series A Preferred Stock is entitled to receive dividends at an annual rate of $40 per share in cash or in additional shares of Series A Preferred Stock, at our option. We currently do not anticipate that cash dividends will be paid for the foreseeable future. The liquidation and redemption price of the Series A Preferred Stock is $1,000 per share and dividends are cumulative. We have the option to redeem the Series A Preferred Stock at any time after December 30, 2010 at the liquidation value, which includes accrued dividends, but in any case we are required to redeem all outstanding shares of Series A Preferred Stock on or prior to August 2, 2020. As of December 31, 2006, all outstanding shares of Series A Preferred Stock were held by Mr. J Mack Robinson, who also beneficially owns approximately 10% of our outstanding common stock.
     As of December 31, 2006, 6,050 shares of our series B convertible preferred stock (which we refer to as Series B Preferred Stock) were outstanding, having an aggregate face value of $6.1 million and a carrying value of $4.5 million at December 31, 2006, all of which are convertible into shares of our common stock at our option, upon a change of control or liquidation event at a conversion price equal to a 40% premium above $16.54 per share. The holder of the Series B Preferred Stock is entitled to receive dividends at an annual rate of $60 per share in cash or in additional shares of Series B Preferred Stock, at our option. We currently do not anticipate that cash dividends will be paid for the foreseeable future. The liquidation and redemption price of the Series B Preferred Stock is $1,000 per share and dividends are cumulative. We have the option to redeem the Series B Preferred Stock at any time after December 31, 2010 at the liquidation value, which includes accrued dividends, but in any case we are required to redeem all outstanding shares of Series B Preferred Stock on or prior to August 2, 2021. As of December 31, 2006, all shares of Series B Preferred Stock were held by Mr. Robinson.
     All shares of preferred stock rank, as to payment of dividends and as to distribution of assets upon liquidation or dissolution of our Company, on a parity with all other currently issued preferred stock and any preferred stock issued by us in the future, and senior to our currently issued common stock and common stock issued in the future. The difference between the carrying value and face value of each series of preferred stock will be accreted using the interest method through the applicable mandatory redemption date of the series of preferred stock. Accordingly, for the three and six months ended December 31, 2006, accretion in the amount of approximately $62 and $124 was recognized as a component of Series A Preferred Stock dividends accrued, respectively and $22 and $45 was recognized as interest expense related to Series B Preferred Stock, respectively.
NOTE 9 – OTHER COMPREHENSIVE INCOME (LOSS)
     A reconciliation of net income (loss) to comprehensive income (loss) follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2006	2005	2006
Net income (loss)	$(799)	$689	$880	$(56)
Other comprehensive income (loss), change in the valuation of an interest rate swap agreement, net of tax of $38 and ($265)		57		(397)

Comprehensive income (loss)	$(799)	$746	$880	$(453)

     We entered into an interest rate swap agreement in February 2006, effective June 6, 2006, to manage our debt profile. Changes in the value of this interest rate swap agreement, as determined by the interest rates as of the beginning and end of each reporting period, results in comprehensive income or loss during the life of the swap agreement.
NOTE 10 – EMPLOYEE BENEFIT PLANS

     Stock Options and Other Equity Compensation Plans – In November 2005, we adopted our 2005 Long Term Incentive Plan, referred to as the 2005 Incentive Plan. We have reserved 1.0 million shares of our common stock under the 2005 Incentive Plan for the issuance of stock options, restricted stock awards, stock appreciation rights and performance awards, pursuant to which certain options were granted. The terms and conditions of such awards are determined at the sole discretion of our board of directors or a committee designated by the Board to administer the plan. We provide previously unissued shares of our common stock to a participant upon a participant’s exercise of vested options. Of the 1.0 million shares authorized, approximately 0.5 million shares are available for future grants as of December 31, 2006.
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
     In accordance with SFAS No. 123(R), we recognized non-cash share-based compensation expenses of approximately $92, or $27, net of tax, which did not have an impact on net income per share for the three months ended December 31, 2006 and approximately $186, or ($9), net of tax, which did not have an impact on net income per share for the six months ended December 31, 2006. The non-cash share-based compensation expenses were based on the fair values of approximately 0.4 million and 45,000 shares of underlying options granted during the six months ended June 30, 2006 and the three and six months ended December 31, 2006, respectively. For the three and six months ended December 31, 2006, the expense was included in the unaudited consolidated statements of operations as corporate and administrative expenses.
     For the three and six months ended December 31, 2006, the total income tax benefits recognized in the unaudited consolidated statements of operations for share-based compensation, recorded in accordance with SFAS No. 123(R), were approximately $65 and $195. No share-based compensation expense has been capitalized related to employees whose labor is capitalized.
     We value stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. In determining the expected term, we separate groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations. The option-pricing model requires the input of highly subjective assumptions, such as those listed below. The volatility rates are based on historical stock prices. The expected life of options granted are based on historical data, which, as of December 31, 2006 is a partial option life cycle, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards
     The fair values of options granted were estimated on the date of grant using the following assumptions:

	Weighted
	Average	Expected	Expected	Risk-Free
Grant	Expected	Life	Dividend	Interest
Date	Volatility	(Years)	Yield	Rate
4/27/2006	33.6%	5.75	0%	4.79%
11/29/2006	33.6%	5.75	0%	4.51%

     The strike price of options granted April 27, 2006 and November 29, 2006 were $5.43 and $6.90, respectively. The weighted-average grant date fair value of options granted April 27, 2006 and November 29, 2006 were $2.25 and $2.79 per share, respectively. Shares granted April 27, 2006 vest 33% annually as of each June 30 from June 30, 2007 through 2009. Shares granted November 29, 2006 vest 33% annually as of each November 29 from November 29, 2007 through 2009. As of December 31, 2006, there was approximately $0.5 million in non-cash share-based compensation cost related to non-vested awards not yet recognized in our consolidated statements of operations. This cost is expected to be recognized over a weighted-average period of 2.1 years. No shares vested and no shares were exercised during the three and six months ended December 31, 2006.
     As a result of the Merger and the resulting exchange of options to purchase Bull Run common stock for options to purchase shares of our common stock, certain of our employees hold options to acquire shares of our common stock at exercise prices ranging from $40.14 to $1,513.85 per share. All of these options were fully vested as of the date of the Merger. As of December 31, 2006, options for 4,379 shares were outstanding, having a weighted average exercise price of $446.58 per share and a weighted average remaining life of 3.9 years. During the three and six months ended December 31, 2006, options for 1,124 and 1,334 shares, respectively, were forfeited having weighted average exercise prices of $709.42 and $628.50 per share, respectively.
     In connection with the grant of restricted stock, the fair market value of our common stock on the date the awards were granted, net of expected forfeitures, represents unrecognized deferred stock compensation, which is being amortized on a straight-line basis over the probable vesting periods of the underlying awards. In February 2006, each of the seven members of our board of directors received an award of 5,000 shares of our common stock, subject to a vesting schedule whereby 1,000 shares vest annually as of each December 31 from December 31, 2006 through 2010. In connection with such awards, during the three and six months ended December 31, 2006, we recognized $14 and $27 of such compensation expense as corporate and administrative expenses. As of December 31, 2006, $216 of stock-based compensation expense related to restricted stock remains to be amortized. The remaining cost is expected to be recognized over an estimated amortization period of 4 years.
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
     Total contributions under the Gray 401k plan prior to the Spin-off, recorded by us as a non-cash expense, totaled $65 and $138 for the three and six months ended December 31, 2005, respectively. Total contributions under the TCM 401k Plan following the Spin-off, recorded by us as a noncash expense, totaled $92 and $202 for the three and six months ended December 31, 2006.
     Certain of our eligible employees participated in a defined benefit pension plan sponsored by Gray. The pension plan covered substantially all of our full-time employees prior to the Spin-off with one or more years of service. We recorded pension expense as allocated to us by Gray of $132 and $264 for the three and six months ended December 31, 2005. In connection with the Spin-off, the participants in the pension plan were terminated from the Gray pension plan and their respective earned benefit through the date of the Spin-off became fully vested and has remained a liability of Gray, not TCM, under the terms of Gray’s pension plan. Consequently, we incur no pension expense subsequent to the Spin-off.

NOTE 11 – INFORMATION ON BUSINESS SEGMENTS
     We operate in four reportable segments: Newspaper Publishing, Collegiate Marketing and Production Services, Association Management Services and Wireless. The following tables present certain financial information concerning our reportable segments (amounts in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2006	2005	2006
Operating revenues:
Publishing	$10,673	$13,015	$20,459	$25,000
Collegiate marketing and production services	97	30,739	97	43,548
Association management	16	2,875	16	5,600
Wireless	1,517	1,470	3,377	3,060

Total operating revenue	$12,303	$48,099	$23,949	$77,208

Operating income:
Publishing	$2,525	$3,748	$4,598	$6,765
Collegiate marketing and production services	(6)	3,012	(6)	2,539
Association management	4	646	4	1,349
Wireless	(3,486)	(66)	(3,476)	86
Corporate and other miscellaneous income (expense)	(369)	(1,280)	(730)	(2,394)
Gain (loss) on disposal of assets, net	(41)	—	558	17

Total operating income	(1,373)	6,060	948	8,362

Interest expense related to Series B preferred stock	(1)	(113)	(1)	(226)
Interest expense	(236)	(3,309)	(236)	(6,463)
Debt issue cost amortization	(3)	(285)	(3)	(551)

Income from continuing operations before taxes	$(1,613)	$2,353	$708	$1,122

	As of	As of
	June 30,	December 31,
	2006	2006
Identifiable assets:
Publishing	$36,272	$33,795
Collegiate marketing and production services	79,813	101,344
Association management	21,332	21,463
Wireless	4,507	4,100

	141,924	160,702
Corporate	21,651	25,431

Total identifiable assets	$163,575	$186,133

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
     We derive revenue from our Newspaper Publishing, Collegiate Marketing and Production Services, Association Management Services, and the Wireless operations. Sources of our revenues are discussed in Note 11 to the condensed combined and consolidated financial statements.
     Our Newspaper Publishing operations’ advertising contracts are generally entered into annually and provide for a commitment as to the volume of advertising to be purchased by an advertiser during the year. Our newspaper publishing operations’ advertising revenues are primarily generated from local advertising and are generally highest in the second and fourth calendar quarters of each year.
     Industry wide, newspaper subscriber circulation levels have been slowly declining. From December 31, 2005 to December 31, 2006, our aggregate daily circulation has declined approximately 2.2%.
     Our Newspaper Publishing operations’ primary operating expenses are employee compensation, related benefits and newsprint costs. Our Newspaper Publishing operations have experienced significant variability in its newsprint costs in recent years. Historically, for the newspaper publishing industry, the price of newsprint has been cyclical and volatile. The industry average price for the three months ended December 31, 2006 and 2005 was $665 and $637 per metric ton, respectively. During the first three calendar quarters of 2006 the price increased steadily. During the three months ended December 31, 2006 the price has begun to decline and averaged $660 per metric ton for the month of December 2006. Prices fluctuate based on factors that include both foreign and domestic production capacity and consumption. Price fluctuations can have a significant effect on our results of operations. We seek to manage the effects of increases in prices of newsprint through a combination of technology improvements, page width and page count reductions, inventory management and advertising and circulation price increases. In addition, newspaper production costs are variable based on circulation and advertising volumes.
     Since our Collegiate Marketing and Production Services business and our Association Management Services business were acquired on December 30, 2005, their operating results did not materially contribute to our results of operations for the three and six months ended December 31, 2005. Our Collegiate Marketing and Production Services business provides sports marketing and production services to a number of collegiate conferences and universities, and through a contract with CBS Sports, on behalf of the National Collegiate Athletic Association, or NCAA. Our Association Management Services business provides various associations with services such as member communication, recruitment and retention, conference planning, Internet web site management, marketing and administration. For additional information regarding our Collegiate Marketing and Production Services business and our Association

Management Services business, refer to “Critical Accounting Policies — Revenue Recognition and Rights Fee Expenses” of this Item 2 of Form 10-Q.
     Our Wireless subscribers either own pagers, thereby paying solely for the use of our wireless services, or lease pagers, thereby paying a periodic charge for both the pagers and the wireless services. The terms of the lease contracts are month-to-month, three months, six months or twelve months in duration. Wireless revenues are generally equally distributed throughout the year. Our Wireless operations also include reselling cellular telephone services. We receive a commission from the cellular telephone provider each time we sell a cellular telephone contract to a customer. Our Wireless operations’ primary operating expenses are employee compensation, tower rent and other communications costs. In addition, the operations incur overhead expenses, such as maintenance, supplies, insurance and utilities. Due to competition from cellular and PCS carriers, consumer demand for our traditional paging services has declined over the past several years and we currently anticipate a more modest but continuing decline in the future. Declines in our wireless revenue have been offset, in part, by increasing commission revenue generated from the resale of cellular telephone services. Nevertheless, we expect that our total revenues from this segment will likely decline each year. Consequently, we expect that the relative contribution of Wireless to our aggregate results of operations will decline over time.
     Amounts are in thousands, except share and per share data.
Revenues
     Set forth below are the principal types of revenues derived by our operations for the three and six months ended December 31, 2005 and 2006 and the percentage contribution of each to our total revenues (dollars in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2005		2006		2005		2006
	Amount	%	Amount	%	Amount	%	Amount	%
Publishing:
Retail	$6,675	54.3%	$7,696	16.0%	$12,165	50.8%	$13,942	18.1%
Classifieds	2,919	23.7%	3,831	8.0%	6,126	25.6%	8,108	10.5%
Circulation	1,023	8.3%	1,087	2.3%	2,054	8.6%	2,185	2.8%
Other	56	0.5%	401	0.8%	114	0.5%	765	1.0%

	$10,673	86.8%	$13,015	27.1%	$20,459	85.4%	$25,000	32.4%

Collegiate Marketing & Production Services:
Advertising and sponsorship	$94	0.8%	$26,569	55.2%	$94	0.4%	$35,670	46.2%
Product sales and production services	1	0.0%	1,923	4.0%	1	0.0%	4,077	5.3%
Station rights fees and other	2	0.0%	2,247	4.7%	2	0.0%	3,801	4.9%

	$97	0.8%	$30,739	63.9%	$97	0.4%	$43,548	56.4%

Association Management Services:
Management services	$16	0.1%	$1,900	4.0%	$16	0.1%	$3,773	4.9%
Advertising and other	—	0.0%	975	2.0%	—	0.0%	1,827	2.4%

	$16	0.1%	$2,875	6.0%	$16	0.1%	$5,600	7.3%

Wireless:
Lease, sales and service	$1,517	12.3%	$1,470	3.1%	$3,377	14.1%	$3,060	4.0%

Total Revenues	$12,303	100.0%	$48,099	100.0%	$23,949	100.0%	$77,208	100.0%

Results of Operations
   Three and Six Months Ended December 31, 2006 compared to Three and Six Months Ended
   December 31, 2005
     The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements for the three and six months ended December 31, 2005 and 2006, which are contained herein. The results of operations for the three and six months ended December 31, 2005 include only one day of operating results for the Collegiate Marketing and Production Services or Association Management segments acquired in the Merger with Bull Run on December 30, 2005.

     Revenues. Total revenues for the three months ended December 31, 2006 increased from approximately $12.3 million for the three months ended December 31, 2005 to approximately $48.1 million. For the six months ended December 31, 2006, total revenues increased to $77.2 million from $23.9 million for the six months ended December 31, 2005
•	Newspaper Publishing revenues of approximately $13.0 million for the three months ended December 31, 2006, increased approximately 22% compared to the three months ended December 31, 2005. Total retail advertising revenue increased 15%, whereas classified advertising revenue increased 31%. For the six months ended December 31, 2006, total revenue of $25.0 million increased 22% compared to the same period last year with retail advertising up 15% and classified advertising up 32% over the six months ended December 31, 2005. In both the three and six months ended December 31, 2006, the increase in retail advertising revenue was due largely to growth at The Gwinnett Daily Post and the acquisition of the Jonesboro Group further discussed in Note 2 to the condensed combined and consolidated financial statements, partly offset by declines at The Albany Herald, which has been affected by the loss of certain advertisers. Classified advertising revenues increased at all of our newspaper properties primarily due to real estate and foreclosures.

•	Collegiate Marketing and Production Services revenue was approximately $30.7 million and $43.5 million for the three and six months ended December 31, 2006, respectively. This business segment was acquired in the Merger and, as such, revenue recognized related to this business segment for the three and six months ended December 31, 2005 was immaterial. Revenue for this segment was approximately $24.4 million and $34.3 million for the three and six months ended December 31, 2005, respectively, virtually all of which was derived prior to the Merger. The increase was primarily attributable to the expansion of marketing rights available under contract extensions with certain universities and an increase in revenues derived from rights available under existing contracts.

•	Association Management revenue was approximately $2.9 million and $5.6 million for the three and six months ended December 31, 2006, respectively. This business segment was acquired in the Merger and, as such, revenue recognized by us related to this business segment for the three and six months ended December 31, 2005 was immaterial. Revenue for this segment was approximately $2.3 million and $4.8 million for the three and six months ended December 31, 2005, respectively, virtually all of which was derived prior to the Merger. The increase was primarily attributable to an association management contract added in June 2006.

•	Wireless revenue decreased 3% to approximately $1.5 million for the three months ended December 31, 2006 compared to the same period in the prior year. Revenue decreased 9% to approximately $3.1 million for the six months ended December 31, 2006 compared to the six months ended December 31, 2005. Our Wireless business had approximately 33,000, 27,800 and 25,100 pagers in service as of December 31, 2005, September 30, 2006 and December 31, 2006, respectively. The number of pagers in service decreased as a result of increased competition from other communication services and products such as cellular telephones. The number of pagers in service has declined over the past several years. The decrease in revenue from the sale and leasing of pagers has been partially offset by reselling cellular telephone services. Paging revenue, excluding revenue from reselling cellular telephone services, accounted for approximately $0.9 million and $1.9 of total Wireless revenue for the three and six months ended December 31, 2005 compared to approximately $0.7 million and $1.5 million for the three and six months ended December 31, 2006. The trend of declining paging revenue is expected to continue in the future.
     Operating expenses. Operating expenses for the three months ended December 31, 2006 increased from approximately $13.7 million for the three months ended December 31, 2005 to approximately $42.0 million. For the six months ended December 31, 2006, operating expense increased to approximately $68.8 million from $23.0 million for the six months ended December 31, 2005.
     Newspaper Publishing expenses, before depreciation and amortization, increased 13% and 13% to approximately $8.8 million and $17.4 million for the three and six months ended December 31, 2006, respectively.

•	Newsprint expenses increased 13% to approximately $1.6 million for the three months ended December 31, 2006 and 17% to approximately $3.2 million for the six months then ended. The increase in newsprint expense was primarily due to the acquisition of the Jonesboro Group. Total usage was approximately 2,700 and 2,500 metric tons for the three months ended December 31, 2005 and 2006, respectively, and 5,300 and 5,000 metric tons for the three months ended December 31, 2005 and 2006, respectively. Our average cost of newsprint has risen from an average of $599 per metric ton used during the three months ended December 31, 2005 to an average of $646 per metric ton used during the three months ended December 31, 2006.

•	Newspaper Publishing payroll expenses increased 17% and 13% to approximately $4.0 million and $7.8 million for the three and six months ended December 31, 2006 compared to the same periods in the prior year, respectively, primarily due to the acquisition of the Jonesboro Group, partially offset by cost saving strategies at the Albany Herald.

•	Newspaper Publishing transportation service costs, which are primarily outsourced, increased 9% and 11% to approximately $1.2 million and $2.3 in the three and six months ended December 31, 2006 compared to approximately $1.1 million and $2.1 million for the three and six months ended December 31, 2005, respectively. The increase between the periods reflects general increases in fuel costs, which resulted in higher rates paid to independent contractors and the acquisition of the Jonesboro Group.
     Collegiate Marketing and Production Services expenses for the three and six months ended December 31, 2006 were approximately $27.0 million and $39.8 million, respectively. This business segment was acquired in the Merger and, as such, expense recognized by us related to this business segment for the three and six months ended December 31, 2005 represented operating expenses for one day of operations.
     Association Management expenses for the three and six months ended December 31, 2006 were approximately $1.9 million and $3.6 million, respectively. This business segment was acquired in the Merger and, as such, expense recognized by us related to this business segment for the three and six months ended December 31, 2005 represented operating expenses for one day of operations.
     Corporate and administrative expenses for the three and six months ended December 31, 2006 were approximately $1.3 million and $2.4 million, respectively. For periods in 2005 prior to the Spin-off, corporate and administrative expenses include primarily costs allocated to us by Gray, and only one day of certain costs incurred by a separate, stand-alone company.
     Depreciation of property and equipment totaled approximately $0.5 million and $1.1 million for the three and six months ended December 31, 2006 compared to approximately $0.5 million and $0.8 million for the three and six months ended December 31, 2005, respectively.
     Amortization expense in connection with definite-lived intangible assets acquired in the Merger, acquisition of the Jonesboro Group, and acquisition of Pinnacle Sports Productions, LLC, was approximately $1.0 million and $1.8 million during the three and six months ended December 31, 2006. Amortization expense of approximately $3.2 million for the three and six months ended December 31, 2005 related to the write-down of FCC licenses held by our Wireless business.
     Interest expense. Interest expense incurred in connection with our Credit Facilities was approximately $3.3 million and $6.5 million for the three and six months ended December 31, 2006, respectively. Interest expense related to our Series B preferred stock, a noncash expense, was approximately $0.1 million and $0.2 million for same periods, respectively. Interest expense for the three and six months ended December 31, 2005 was approximately $0.2 million. Prior to the Spin-off, Gray provided all of the capitalization for the Company.
     Debt issue cost amortization. Amortization of costs incurred in connection with our Credit Facilities were approximately $0.3 million and $0.6 million for the three and six months ended December 31, 2006, respectively. Such costs are being amortized over four years. The prior year expense relates to the one day of operations on December 31, 2005. There was no such expense in 2005 prior to the Spin-off since Gray provided all of the capitalization for the Company.
     Income tax expense. Income tax expense was approximately $1.7 million and $1.2 million for the three and six months ended December 31, 2006, respectively. The effective tax rate for the three and six months ended December 31, 2006 was approximately 71% and 105%, respectively. For the three months ended December 31, 2005 an income tax benefit of approximately $0.6 million was recognized and income tax expense of approximately $0.3 million was recognized for the six months ended December 31, 2005. The effective tax rate was approximately 38% for the three and six months ended December 31, 2005. The effective income tax rates for the periods represent the impact of the Spin-off, Merger, acquisitions of the Jonesboro Group and Pinnacle Sports Productions, LLC, and an approximate $0.1 million adjustment to state income taxes payable. We currently believe our effective income tax rate in 2006 will be approximately 93% to 95%, excluding potential effects of changes in judgments as to the potential realization of deferred tax assets and state income tax adjustments. For periods in 2005 prior to the Spin-off, the tax provision was based on an allocation of income tax expense by Gray. Permanent differences are expected to represent a high percentage of our income before income taxes for the current fiscal year. Income before income taxes is estimated based on expected operating performance which may vary from actual operating performance. As a result, our effective tax rate for the fiscal year may vary significantly from the effective tax rates for the three and six months ended December 31, 2006.
     Net loss available to common shareholders. Our net loss available to common shareholders of approximately ($0.6) million for the six months ended December 31, 2006 reflects seasonal fluctuations in our business. Net loss available to common stockholders includes non-cash federal income tax expense of approximately $0.9 million for the six months ended December 31, 2006 related to the income tax benefits of our net operating loss carryforwards. Further, year to date results do not include the full effect of increased rights related to long-term contracts in our Collegiate Marketing and Production Services business although they do include increased expenses related thereto. We expect these increased rights to generate revenue in excess of related costs in the future. However, we can make no assurances that net losses will not continue.
Liquidity and Capital Resources
   General
     The following tables present data that we believe is helpful in evaluating our liquidity and capital resources (amounts in thousands):

	Six Months Ended
	December 31,
	2005	2006
Net cash provided by (used in) operating activities	$5,599	$(2,164)
Net cash (used in) investing activities	(73,244)	(6,791)
Net cash provided by financing activities	68,817	9,648

Net increase in cash and cash equivalents	$1,172	$693

	June 30,	December 31,
	2006	2006
Cash and cash equivalents	$173	$866
Long-term debt, including current portion	$119,276	$129,537
   Six Months Ended December 31, 2006 compared to Six Months Ended December 31, 2005
     Net cash used in operating activities increased approximately $7.8 million primarily due to an increase of approximately $19.3 million related to accounts receivable primarily based on increased revenues compared to the prior year due primarily to additional rights in our Collegiate Marketing and Production Services business and the acquisition of Pinnacle Sports Productions, LLC, partially offset by: a decrease of approximately $7.2 million related to increases in accounts payable and accrued liabilities based on increased operating expenses compared to 2005; a decrease of approximately $3.1 related to an increase in deferred revenue of approximately $2.7 million in 2006 due to collection of increased advertising revenues related to the college football season compared to a reduction in the prior year; a decrease of approximately $1.1 related to a decrease in other current assets based on the utilization of greater prepaid expenses normally recognized by the end of the calendar year compared to the prior year; and a decrease of approximately $1.4 million related to utilization of deferred income tax assets of approximately $1.0 million in the current year compared to deferred taxes generated of $0.5 in the prior year. Approximately ($3.5) million of our operating cash flow deficit is primarily the result of increases in accounts receivable related to the acquisition of Pinnacle Sports Productions and approximately ($4.7) of increased revenues related to new rights under long-term contracts in our Collegiate Marketing and Production Services business. Our net cash provided by operating activities would have been approximately $6.0 million excluding these differences.
     Net cash used in investing activities decreased approximately $66.4 million primarily due to the acquisition of Pinnacle Sports Productions, LLC in 2006, compared to a $73.6 million net cash investment in connection with the Merger in 2005
     Net cash provided by financing activities decreased approximately $59.2 million due to changes in the capital structure of our Company. In the six months ended December 31, 2006, we had borrowings, net of repayments, of our Credit Facilities totaling approximately $10.3 million and paid approximately $0.6 million in debt issue costs related to amending our credit facilities discussed further in Note 5 to the condensed combined and consolidated financial statements, whereas in 2005, we received proceeds from the initial borrowings on our senior credit facilities totaling approximately $121.9 million, distributed cash to Gray of approximately $44.0 million in connection with the Spin-off including the reimbursement of transaction fees, and debt issue costs of approximately $3.9 million.
   Off-Balance Sheet Arrangements
     We have various operating lease commitments for equipment and real estate used for office space and production facilities.
     We may use interest rate swap agreements to convert some of our variable rate debt to a fixed rate basis, thus hedging against interest rate fluctuations. These hedging activities may be transacted with one or more highly-rated institutions, reducing the exposure to credit risk in the event of nonperformance by the counter-party to the swap agreement. In February 2006, we entered into an interest rate swap agreement effective in June 2006 and terminating in March 2009. Under the agreement, we have converted a notional amount of $60 million of floating rate debt (currently bearing interest at LIBOR plus the currently applicable margin of 3.50%) to fixed rate debt, bearing interest at 5.05% plus the applicable margin.
   Contractual Obligations as of December 31, 2006 (amounts in thousands):

(Dollars in thousands)	Payment Due by Period
		Year	Years	Years	More Than
Contractual Obligations	Total	1	2-3	4-5	5 Years
Long-term debt obligations	$118,337	$900	$1,800	$115,637	$—
Interest obligations (1)	45,214	12,092	24,004	9,118	—
Operating lease obligations (2)	5,912	1,809	2,187	1,395	521
Purchase obligations (3)	227,473	27,780	50,745	44,071	104,877

	$396,936	$42,581	$78,736	$170,221	$105,398

(1)	Interest obligations assume the LIBOR rate in effect as of December 31, 2006, as adjusted for the fixed interest rate under the interest rate swap agreement for the period during which the interest rate swap agreement will be effective. Interest obligations are presented through the maturity dates of each component of the credit facilities.

(2)	Operating lease obligations represent payment obligations under non-cancelable lease agreements classified as operating leases and disclosed pursuant to Statements of Financial Accounting Standards No. 13, “Accounting for Leases”, as may be modified or supplemented. These amounts are not recorded as liabilities as of the current balance sheet date. Operating lease obligations are presented net of future receipts on contracted sublease arrangements totaling approximately $0.7 million as of December 31, 2006.

(3)	Purchase obligations primarily consist of future guaranteed rights fee commitments to associations or institutions under contractual arrangements of typically three to ten years, which expire at varying times through 2019.
     Dividends on Series A Preferred Stock and Series B Preferred Stock are payable annually at an annual rate of $40 and $60 per share, respectively, in cash or issuance of the respective preferred stock, at the Company’s option. If we were to fund dividends accruing during the twelve months ending December 31, 2007 in cash, the total obligation would be approximately $1.2 million based on the number of shares of Series A and Series B Preferred Stock outstanding as of December 31, 2006.
     We currently anticipate that the cash requirements for capital expenditures, operating lease commitments and working capital with respect to the Newspaper Publishing business and the Wireless business over the next few years will be generally consistent, in the aggregate, with historical levels and would likely be funded from cash provided by operating activities. Further, we currently anticipate that the Collegiate Marketing and Production Services and Association Management Services businesses will not require significant investments in working capital from year to year, although the seasonality of the Collegiate Marketing and Production Services business causes seasonal cash requirements for working capital. These seasonal cash requirements, and any year to year cash requirements, would likely be funded from cash provided by operating activities. In the aggregate, total capital expenditures are not expected to exceed $2 million for the twelve months ending December 31, 2007.
     On December 30, 2005, we entered into a senior secured credit facility, with Wachovia Bank, National Association (“Wachovia”), among others, for debt financing in an aggregate principal amount of up to $140 million, consisting of a 4-year $20 million revolving credit facility (the “First Lien Revolving Credit Facility”), a 4.5-year $90 million first lien term loan (the “First Lien Term Loan Facility” and, together with the First Lien Revolving Credit Facility, the “First Lien Credit Facility”) and a 5-year $30 million second lien term loan (the “Second Lien Credit Facility” and, together with the First Lien Credit Facility, the “Credit Facilities”). The interest rate is based on the bank lender’s base rate (generally reflecting the lender’s prime rate) or LIBOR plus in each case a specified margin, and for revolving and first lien term loan advances, the margin is based upon our debt leverage ratio as defined in the agreement. On September 18, 2006, we amended the Credit Facilities in conjunction with our acquisition of Pinnacle Sports Promotions, LLC. Pursuant to the amendment, amounts under the First Lien Revolving Credit Facility may be borrowed, repaid and reborrowed by the Company from time to time until maturity. Interest for borrowings under the First Lien Revolving Credit Facility is currently based, at our option, on either (a) 2.25% per annum plus the higher of (1) the prime rate of interest announced or established by Wachovia from time to time, and (2) the Federal funds rate plus 0.50% per annum (the “Base Rate”) or (b) 3.25% per annum plus the applicable London Interbank Offered Rate (“LIBOR”) rate for Eurocurrency borrowings. If and when we meet certain leverage ratio criteria under the First Lien Credit Facility, our interest rate may decline at .25% increments to (a) 1.50% per annum above the Base Rate or (b) 2.50% per annum above the applicable LIBOR rate for Eurocurrency borrowings. We currently anticipate that we will not qualify for a reduction in our Base Rate of LIBOR applicable margins of 2.25% and 3.25%, respectively, for at least the next year. Interest for borrowings under the First Lien Term Credit Facility is based, at our option, on either (a) 2.50% per annum plus the higher of (1) the prime rate of interest announced or established by Wachovia from time to time, and (2) the Federal funds rate plus 0.50% per annum (the “Base Rate”) or (b) 3.50% per annum plus the applicable LIBOR rate for Eurocurrency borrowings, subject to adjustment based on our credit ratings assigned by Standards & Poors and Moody’s. Interest under the Second Lien Credit Facility is based upon (a) 8.50% per annum above the Base Rate or (b) 9.50% per annum above the applicable LIBOR rate for Eurocurrency borrowings, subject to adjustment based on our credit ratings assigned by Standards & Poors and Moody’s. As of December 31, 2006, the interest rates on the first lien and second lien term loans were approximately 8.9% and 14.9%, respectively.

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
     With the consummation of the Merger and the refinancing, the cash required to service the anticipated debt described above increased substantially. The First Lien Term Loan Facility requires amortization of $225 per quarter beginning March 31, 2006. Aggregate interest expense on the first and second lien term loans is currently anticipated to initially be approximately $11 to $12 million per year. The cash required to service the debt is currently expected to be funded from cash generated by operating activities. We have access to the $20 million First Lien Revolving Credit Facility to support cash liquidity needs, subject to debt leverage ratio requirements tested as of the end of each quarterly period. At December 31, 2006, our term loans were fully funded and $11.2 million was borrowed under the revolving credit facility. Based on the calculated debt leverage ratio as of December 31, 2006, we would have had access of up to approximately $6.4 million of additional borrowing capacity of the First Lien Revolving Credit Facility on December 31, 2006.
     Working Capital
     Our current liabilities typically exceed current assets as our current assets typically turn over more rapidly than our current liabilities. Our cash collection cycle of accounts receivable is typically more rapid than our settlement of payables and accrued liabilities. Accrued liabilities and expenses related to our guaranteed rights fees and profit splits are typically not due for extended periods of up to a year and the contracts typically run from July to June. In addition, our deferred revenue represents cash collected in advance of service that is recognized as income when the service is performed and can routinely stretch for several months. For these reasons, our current assets are turned into cash more rapidly than our current liabilities use cash and the excess cash is used to pay down debt. Our borrowing capacity under our revolving line of credit allows us to effectively manage our working capital by allowing us to borrow on a short term basis to manage our current liabilities when our cash inflows are not consistent with our cash outflows due to seasonal fluctuations in our business.
     As of December 31, 2006, the deficit in working capital of approximately $12.2 million is approximately $3.0 million higher than the deficit of approximately $9.2 million as of June 30, 2006 and approximately $5.0 million higher than the deficit of approximately $7.2 million as of December 31, 2005. The primary reason for these increases is due to the use of our revolving line of credit to fund a portion of the Pinnacle acquisition of which approximately $5.1 remains on the line and increased payables related to guaranteed rights fees accruing based on the Pinnacle acquisition and new rights under long-term contracts in our Collegiate Marketing and Production Services business.
Certain Relationships
     Effective at the time of the Spin-off, we obtained certain workers compensation insurance coverage under an insurance contract with Georgia Casualty & Surety Co., which is a wholly-owned subsidiary of Atlantic American Corporation, a publicly traded company in which J. Mack Robinson (beneficial owner of approximately 10% of the outstanding shares of our common stock and all of the outstanding shares of our preferred stock) and certain of his affiliates have a substantial ownership interest, and a company of which Hilton H. Howell, a member of our board of directors and Mr. Robinson’s son-in-law, is an executive officer. Prior to the Spin-off, Gray had a similar insurance contract with the same company. Our annual workers’ compensation insurance expense attributable to Gray’s insurance contract with Georgia Casualty was approximately $0.2 million 2005. Our annual workers’ compensation insurance with Georgia Casualty is expected to be approximately $354 in the year ending December 31, 2007.
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
     In certain circumstances, we enter into contractual arrangements with associations or institutions that we represent in various capacities that involve payment of guaranteed rights fees. Guaranteed rights fee expense related to specific events are expensed as the events occur. Guaranteed rights fee expense that is not related to specific events is recognized evenly over each annual term specified in the contract. Our contractual arrangements with associations or institutions may also involve net profit sharing arrangements based on the net profit associated with services rendered under the contract. Profit split expense is accrued over the contract period, based on estimates, and is adjusted at the end of the contract term in order to reflect the actual profit split. Estimates used in the determination of profit split expense are updated monthly and adjusted to actual when the profit split settlement is determined at the end of each contract year.
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
     For purposes of testing goodwill impairment, each of the Gwinnett Daily Post, Rockdale/Newton Citizen, and our recently-acquired Collegiate Marketing and Production Services business, Association Management Services business and the Jonesboro Group are each considered a separate reporting unit. There is no recorded goodwill associated with the Albany Herald or the Wireless business.
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
     Goodwill and intangibles, net of accumulated amortization, were approximately $112.4 million as of June 30, 2006 and $116.6 million as of December 31, 2006, of which, goodwill was approximately $87.5 million and $88.4 million as of each date, respectively. The carrying value of goodwill and acquired intangibles, net of accumulated amortization, represented approximately 63% of our total assets as of December 31, 2006.
   Deferred Income Taxes

     Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on certain deferred tax assets if it is more likely than not that some or all of these deferred tax assets will not be realized. We do not anticipate that all of our available net operating loss carryforward amounts for tax purposes obtained in the Merger which total approximately $71 million for federal income tax purposes, will ultimately be realized, due to their expiration or other limitations on utilization. As a result, as of December 31, 2006, we have recognized a valuation allowance of approximately $9.5 million for net deferred tax assets. If and when we revise our estimate of the benefit expected to be derived from the net operating loss carryforward, the valuation allowance may be modified. Increases in the valuation allowance could increase the tax provision or decrease the tax benefit recognized in the period of the change in estimate. The net operating loss carryforward for federal tax purposes begins to expire in 2018. As a result of the availability of these net operating loss carryforwards, we currently do not anticipate that we will be required to make federal income tax payments until at least 2008 unless we have significant changes to our businesses.
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
Recent Accounting Pronouncements
     Accounting for Uncertainty in Income Taxes — In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS 109, “Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As required, we will adopt FIN 48 in our fiscal year ending June 30, 2008. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. We are currently reviewing the impact of the adoption of the FIN 48 on our consolidated financial position, results of operations and cash flows.
Interest Rate and Market Rate Risk
     We are exposed to changes in interest rates due to our financing of our acquisitions, investments and operations. Interest rate risk is present with both fixed and floating rate debt. Based on our debt profile as of December 31, 2006, a 100 basis point increase in market interest rates would increase interest expense and decrease pretax income (or increase pretax loss) by approximately $1.2 million annually. This amount was determined based on our floating rate debt. This amount does not include the effects of certain potential results of increased interest rates, such as reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in our financial structure that could occur if interest rates were higher.
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
     We carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures performed pursuant to Rule 13a-15 under the Exchange Act. Based on their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management.
     Changes in Internal Control over Financial Reporting
     None.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
     You should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the six months ended June 30, 2006 in Part I, Item 1A, Risk Factors. Any of those risks could have a material adverse effect on our financial condition and results of operations.
Item 4. — Submission of Matters to a Vote of Security Holders
(a) The Company held its 2006 Annual Meeting of Shareholders on November 29, 2006.

(b) The following matters were voted upon at the meeting:
(i)	The first item considered was the election of six directors of the Company to serve until the 2007 annual meeting of shareholders, and the results of such voting were as follows:

Nominees	Votes For	Withheld
Robert S. Prather	4,961,775	6,661
Thomas J. Stultz	4,961,775	6,661
Gerald N. Agranoff	4,963,524	4,912
James W. Busby	4,963,522	4,914
Hilton H. Howell, Jr.	4,961,775	6,661
Monte C. Johnson	4,963,424	5,012
George E. “Nick” Nicholson	4,963,524	4,912
(ii)	The second item considered was a proposal to ratify BDO Seidman, LLP as the Company’s independent auditor for 2007, which was approved with 4,961,363 shares voted in favor of such proposal, 162 shares voted against such proposal, and holders of 6,911 shares abstaining.
Item 6. Exhibits

Exhibit 31.1	Rule 13 (a) – 14(a) Certificate of Chief Executive Officer

Exhibit 31.2	Rule 13 (a) – 14(a) Certificate of Chief Financial Officer

Exhibit 32.1	Section 1350 Certificate of Chief Executive Officer

Exhibit 32.2	Section 1350 Certificate of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPLE CROWN MEDIA, INC.

Date: February 8, 2007	by:	/s/ MARK G. MEIKLE
Mark G. Meikle
Executive Vice President and Chief
Financial Officer