Form 10-Q
period 2007-03-31
Triple Crown Media, Inc.
filed 2007-05-14
CIK 1333291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.001 par value
5,453,387 shares outstanding as of May 1, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIPLE CROWN MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2006	March 31, 2007
	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$173	$1,941
Accounts receivable, less allowance for doubtful accounts of $434 and $568, respectively	11,412	23,458
Inventories	1,498	759
Other current assets	1,949	1,738

Total current assets	15,032	27,896

Property and equipment:
Land	1,993	1,993
Buildings and improvements	7,737	8,077
Equipment	19,777	21,206

	29,507	31,276
Accumulated depreciation	(16,457)	(18,417)

	13,050	12,859

Goodwill	87,475	88,075
Other intangible assets, net	24,917	27,112
Deferred income taxes	16,193	16,849
Other assets	6,908	5,133

Total assets	$163,575	$177,924

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$900	$4,900
Accounts payable	3,849	8,053
Accrued expenses	11,526	22,956
Accrued fees payable to Gray Television, Inc.	3,420	—
Deferred revenue	4,576	4,204

Total current liabilities	24,271	40,113

Long-term debt	118,376	117,214
Other liabilities	2,332	2,257
Series B redeemable preferred stock, $.001 par value (authorized 20,000 shares; issued and outstanding 6,050 shares; $6,050 liquidation value)	4,425	4,492

Total liabilities	149,404	164,076

Series A redeemable, convertible preferred stock, $.001 par value (authorized 50,000 shares; issued and outstanding 20,890 shares; $20,890 liquidation value)	16,885	17,072

Stockholders’ deficit:
Common stock, par value $0.001 (authorized 25,000 shares, issued and outstanding (5,187 and 5,420 shares, respectively)	5	5
Additional paid-in capital	3,453	4,879
Accumulated deficit	(6,572)	(8,015)
Accumulated other comprehensive income (loss), net of tax	400	(93)

Total stockholders’ deficit	(2,714)	(3,224)

Total liabilities, preferred stock and stockholders’ deficit	$163,575	$177,924

See notes to condensed combined and consolidated financial statements.

TRIPLE CROWN MEDIA, INC.

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues:
Publishing	$9,732	$11,236	$30,191	$36,236
Collegiate marketing and production services	18,967	21,404	19,064	64,952
Association management services	2,224	2,473	2,240	8,073
Wireless	1,725	1,138	5,102	4,198

	32,648	36,251	56,597	113,459
Expenses:
Operating expenses before depreciation, amortization and loss (gain) on disposal of assets, net:
Publishing	7,082	8,308	22,407	25,678
Collegiate marketing and production services	15,821	18,464	15,922	58,225
Association management services	1,673	1,905	1,685	5,527
Wireless	1,456	1,387	4,830	4,209
Corporate and administrative	1,305	1,808	2,035	4,202
Depreciation	572	560	1,373	1,625
Amortization	620	1,045	3,836	2,875
(Gain) loss on disposal of assets, net	(28)	824	(586)	807

	28,501	34,301	51,502	103,148

Operating income	4,147	1,950	5,095	10,311

Other income (expense):
Interest expense related to Series B preferred stock	(113)	(114)	(114)	(340)
Interest expense, other	(2,902)	(3,408)	(3,138)	(9,870)
Debt issue cost amortization	(263)	(300)	(266)	(851)

Income (loss) from continuing operations before income taxes	869	(1,872)	1,577	(750)

Income tax expense (benefit)	405	(1,298)	678	(121)

Earnings (loss) from continuing operations	464	(574)	899	(629)

Income from discontinued operations, net of tax	271		716

Net income (loss)	735	(574)	1,615	(629)
Series A preferred stock dividends accrued	(271)	(272)	(274)	(814)

Net income (loss) available to common stockholders	$464	$(846)	$1,341	$(1,443)

Basic per share information:
Earnings (loss) from continuing operations	$0.09	$(0.11)	$0.18	$(0.12)
Income from discontinued operations	$0.05	$—	$0.14	$—
Net income (loss)	$0.14	$(0.11)	$0.33	$(0.12)
Net income (loss) available to common stockholders	$0.09	$(0.16)	$0.27	$(0.28)

Weighted average shares outstanding	5,131	5,268	4,957	5,222

See notes to condensed combined and consolidated financial statements.

TRIPLE CROWN MEDIA, INC.

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Nine Months Ended March 31,
	2006	2007
	(Unaudited)	(Unaudited)
Operating activities:

Net income (loss)	$1,615	$(629)
Income from discontinued operations	(716)

Income (loss) from continuing operations	$899	$(629)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,373	1,625
Amortization	4,102	3,726
Interest accrued on redeemable preferred stock	113	339
(Gain) loss on disposal of assets, net	(586)	807
Stock compensation expense	7	699
Issuance of common stock to 401K plan	53	323
Deferred income taxes	(57)	(332)
Changes in operating assets and liabilities:
Accounts receivable	229	(11,081)
Inventories	306	456
Other current assets	(211)	1,412
Accounts payable and accrued expenses	1,065	10,981
Accrued income taxes	706	43
Deferred revenue	(2,358)	(1,485)
Other assets and liabilities	331	724

Net cash provided by continuing operations	5,972	7,608
Net cash provided by discontinued operations	1,632

Net cash provided by operating activities	7,604	7,608

Investing activities:

Purchases of property and equipment	(1,072)	(1,818)
Proceeds from asset sales	1,459	128
Acquisition of business, net of cash acquired	(73,928)	(6,294)

Net cash used in investing activities	(73,541)	(7,984)

Financing activities:

Proceeds from borrowings on revolving line of credit	5,439	21,300
Proceeds from borrowings on long-term debt	120,000	—
Distributions paid to Gray Television, Inc.	(44,341)	—
Other transfers to Gray Television, Inc., net	(5,281)	—
Repayments of borrowings on debt	(5,664)	(18,462)
Debt issue costs	(3,975)	(694)

Net cash provided by financing activities	66,178	2,144

Increase in cash and cash equivalents	241	1,768

Cash and cash equivalents, beginning of period	301	173

Cash and cash equivalents, end of period	$542	$1,941

Supplemental cash flow information:

Interest Paid	$1,833	$9,792

See notes to condensed combined and consolidated financial statements.

TRIPLE CROWN MEDIA, INC.

NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(amounts in thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed combined and consolidated financial statements of Triple Crown Media, Inc., or the Company, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine-month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the six months ended June 30, 2006.

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

Had compensation expense related to outstanding options for Gray common stock prior to the Spin-off been determined based on the fair value at the grant dates consistent with SFAS 123, net income available to common stockholders and earnings per share would be as reflected below (amounts in thousands, except per share data):

	Three Months Ended March 31, 2006	Nine Months Ended March 31, 2006
Net (loss) income available to common stockholders, as reported	$464	$1,341
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(14)

Net (loss) income available to common stockholders, pro forma	$464	$1,327

Net (loss) income available to common stockholders per share:
Basic and diluted, as reported	$0.09	$0.27
Basic and diluted, pro forma	$0.09	$0.27

The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine months ended March 31, 2006: risk-free interest rate of 3.81%; dividend yield of 0.86%; volatility factor of the expected market price of Gray’s common stock of 0.30; and a weighted-average expected life of the options of 3.0 years. All options to purchase Gray common stock granted to our employees through the date of the Spin-off became 100% vested at the time of the Spin-off and continue to be options to purchase Gray common stock. As a result, we will not recognize any expense in periods subsequent to the Spin-off for any of these options to purchase Gray common stock.

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

These assets are being amortized over their estimated useful lives. Customer relationships are amortized using the straight-line method over a period of 5 to 15 years, based on the estimated future economic benefit. Trademarks and tradenames are being amortized over 6 and 15 years, respectively, using a straight-line method, which approximates the estimated future economic benefit. For the three and nine months ended March 31, 2007, we recorded amortization expense of $1.0 million and $2.9 million in connection with our definite-lived intangible assets.

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

The number of shares used to calculate basic earnings per share in the condensed combined and consolidated statement of operations for the three and nine months ended March 31, 2006 of 5,131,522 and 4,956,847 were based on the 4,870,000 shares of our common stock issued in connection with the Spin-off, shares issued in the Merger, and shares issued to our 401(k) plan, whereas such amount for the three and nine months ended March 31, 2007 were based on the weighted average number of shares outstanding for such periods of 5,267,769 and 5,222,052 shares, respectively.

For the three and nine months ended March 31, 2007, the effect of outstanding stock options, restricted stock and convertible preferred stock would be anti-dilutive due to net losses for the periods. There were no outstanding in-the-money options as of March 31, 2006.

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

$100,724

Pro forma operating results for the three months ended March 31, 2006, assuming the Merger had been consummated as of January 1, 2005, would have been as follows (amounts in thousands, except share and per share data):

	(Unaudited) Three Months Ended March 31, 2006	(Unaudited) Nine Months Ended March 31, 2006
Operating revenues	$32,648	$97,084
Operating income (loss)	4,147	8,739
Net income (loss)	735	1,009
Net income (loss) available to common stockholders	464	735

Per share, basic and diluted:
Net loss available to common stockholders	$0.09	$0.14
Pro forma weighted average shares outstanding	5,131	5,130

The number of pro forma weighted average shares outstanding was determined based on the number of shares of our common stock issued in connection with the Spin-off and the Merger. These pro forma results are not necessarily indicative of actual results that might have occurred had the operations and management of the merged companies been combined in the prior year.

Acquisition of the Jonesboro Group

Prior to the Spin-off, in connection with Gray’s proposed acquisition of a television station, we entered into an amendment to the separation and distribution agreement with Gray, the terms of which obligated us to sell or swap The Goshen News pursuant to FCC cross-ownership rules if Gray completed the acquisition of a television station in South Bend, Indiana. On March 3, 2006, Gray completed the acquisition obligating us to dispose of The Goshen News, and on March 31, 2006, we acquired the Jonesboro Group of newspapers in a like kind exchange of The Goshen News, hereinafter referred to as “the Swap.”

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

Pro forma operating results for the three and nine months ended March 31, 2006, assuming the Swap had been consummated as of January 1, 2005, would have been as follows:

	(Unaudited) Three Months Ended March 31, 2006	(Unaudited) Nine Months Ended March 31, 2006
Operating revenues	$39,145	$97,932
Operating income (loss)	$2,323	$9,089
Net income (loss)	$(114)	$1,225
Net income (loss) available to common stockholders	$(117)	$951

Per share, basic and diluted:
Net loss available to common stockholders	$(0.02)	$0.19
Pro forma weighted average shares outstanding	5,131	5,130

The pro forma weighted average shares outstanding is determined based on the number of shares of our common stock issued in connection with the Spin-off and the Merger. These pro forma results are not necessarily indicative of actual results that might have occurred had the Swap actually occurred on January 1, 2005.

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

$6,711

Beginning September 19, 2006, the day immediately following the effective date of the acquisition, the financial results of Pinnacle were consolidated with those of our businesses. The acquisition was accounted for under the purchase method of accounting, whereby a preliminary valuation of the assets and liabilities of the acquired business was included as of the closing of business on September 30, 2006, based on an allocation of the purchase price. The excess of the purchase price over net assets acquired of approximately $0.5 million was recorded as goodwill. Other intangibles consisting of customer relationships and non-compete agreements were valued at $5.1 million. The preliminary estimates will be adjusted once final valuations are derived, with any adjustment also affecting the carrying value of goodwill. As of March 31, 2007 the values have been substantially finalized, although we can give no assurance as further adjustments may be necessary.

The estimated fair values of assets and liabilities acquired are summarized as follows (amounts in thousands):

Receivables	$965
Other current assets	1,252
Property and equipment	226
Goodwill	522
Customer relationships	5,070
Accounts payable and accrued expenses	(211)
Deferred revenue	(1,113)

$6,711

NOTE 3 – CORPORATE AND ADMINISTRATIVE EXPENSE

For the nine months ended March 31, 2006, our costs and expenses include allocations from Gray for centralized legal, accounting, treasury, real estate, information technology, engineering, and other Gray corporate services and infrastructure costs for the six months ended December 31, 2005. These allocations were determined on the basis that we and Gray considered to be reasonable reflections of the utilization of services provided to, or the benefits received by, us as wholly-owned subsidiaries or divisions of Gray during these periods. The basis for allocation included specifically identifying those elements that were not applicable to our operations and the remaining costs were allocated on the basis of revenue. For the three and nine months ended March 31, 2006, corporate and administrative expenses were $1.3 million and $2.0 million, respectively, of which $0.7 million was allocated from Gray for the nine months ended March 31, 2006. Prior to the Spin-off, Gray provided all capitalization for us. For the three and nine months ended March 31, 2007, corporate and administrative expenses were $1.8 million and $4.2 million, respectively.

NOTE 4 – TRANSACTIONS WITH AFFILIATED COMPANIES

Insurance Contract with Georgia Casualty & Surety Co.—Effective December 30, 2005 following the Spin-off, we obtained certain workers’ compensation insurance coverage under an insurance contract with Georgia Casualty & Surety Co., which is a wholly-owned subsidiary of Atlantic American Corporation, a publicly traded company in which J. Mack Robinson (a significant shareholder of our Company) and certain of his affiliates have a substantial ownership interest, and a company of which Hilton H. Howell, a member of our board of directors and Mr. Robinson’s son-in-law, is an executive officer. Prior to the Spin-off, Gray had a similar insurance contract with the same company. For the three and nine months ended March 31, 2006 our workers’ compensation insurance expense attributable to Gray’s and our insurance contract with Georgia Casualty was approximately $62 and $222, respectively. For the three and nine months ended March 31, 2007, our workers’ compensation insurance expense attributable to our insurance contract with Georgia Casualty was approximately $203 and $363, respectively.

Rights-Sharing Agreement with Gray – Through a rights-sharing agreement by and between Host and Gray, effective prior to the Merger, we participate jointly with Gray in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities of one university. In Host’s role under the agreement with Gray, Host manages the preponderance of the revenue-generating and sales fulfillment activities and provides all administrative functions for Host and Gray. As a result, Host recognized the total revenues derived and expenses incurred in connection with services performed on behalf of the university, and Host expensed the amounts paid to Gray under the rights-sharing agreement as a rights fee. In April 2005, Host, Gray and the university entered into a new agreement for expanded sports marketing rights for an initial seven year term with an option to extend the license for three additional years. At the same time, Host and Gray entered into a new rights sharing agreement for the same 10-year period. Under the April 2005 agreement with Gray, subsequent to the Merger, we continue to recognize the total revenues derived and total expenses incurred in connection with services performed on behalf of the university, and expense amounts payable to Gray as a component of our rights fee expense. The amount payable to Gray will be 50% of the profit, in excess of thresholds agreed upon by Host and Gray, to be derived from these marketing activities, as determined at the conclusion of each contract year. As of March 31, 2007, there were no accrued fees payable to Gray under the current rights-sharing agreement. Our relationship with Gray is described further in other notes to these condensed combined and consolidated financial statements.

NOTE 5 – LONG-TERM DEBT

Long-term debt outstanding as of June 30, 2006 and March 31, 2007 consists of the following (amounts in thousands):

	June 30, 2006	March 31, 2007
First lien senior term loan	$89,276	$88,114
Second lien senior term loan	30,000	30,000
First lien revolving credit facility		4,000

	119,276	122,114

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

Our term loan facilities under the First Lien Term Loan Facility and the Second Lien Credit Facility were fully drawn on the closing date. No amount was drawn on the First Lien Revolving Credit Facility as of June 30, 2006 and $4.0 million was drawn as of March 31, 2007.

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

NOTE 6 – INCOME TAXES

The differences between the federal statutory tax rate of 34% and the effective tax rate of 47% and 43% for the three and nine months ended March 31, 2006, respectively, and 69% and 16% for the three and nine months ended March 31, 2007, respectively, are principally due to state income taxes, and for 2006, interest expense related to our Series B preferred stock and other permanent differences, such as travel and entertainment expenses, which are not fully deductible for tax purposes. The effective income tax rates for the nine months ended March 31, 2007 includes an approximate $0.1 million adjustment to state income taxes payable. We currently believe our effective income tax rate for the year ended June 30, 2007 will be approximately 29% to 31%, excluding potential effects of changes in judgments as to the potential realization of deferred tax assets and state income tax adjustments. Permanent differences are expected to represent a high percentage of our income before income taxes for the current fiscal year. Income before income taxes is estimated based on expected operating performance which may vary from actual operating performance. As a result, our effective tax rate for the fiscal year may vary significantly from the effective tax rate for the three and nine months ended March 31, 2007.

NOTE 7 – DISCONTINUED OPERATIONS

On April 7, 2006, we entered into an asset exchange agreement with Community First Holdings, Inc. (CNHI), dated as of April 1, 2006, to exchange The Goshen News for the Jonesboro Group consisting of the Clayton News Daily, Clayton News Weekly, Henry Daily Herald and Jackson Progress-Argus. Subject to the terms and conditions of the agreement, effective as of April 1, 2006, CNHI assumed substantially all of the operating assets and assumed and became liable and otherwise responsible for substantially all of the operating liabilities and obligations of The Goshen News, and we assumed substantially all of the operating assets and assumed and became liable for substantially all of the liabilities of the Jonesboro Group. Accordingly, the results of operations for the three and nine months ended March 31, 2007 do not include any results of operations of The Goshen News. The results of operations for The Goshen News, for the three and nine months ended March 31, 2007 have been reclassified to discontinued operations.

Summary operating results for The Goshen News were as follows (amounts in thousands):

	Three Months Ended March 31, 2006	Nine Months Ended March 31, 2006
Goshen News

Operating revenue	$1,417	$4,358
Income before taxes	445	1,164
Income tax expense	174	448
Income, net of taxes	271	716

The exchange occurred on April 1, 2006, and therefore we did not have any assets or liabilities related to The Goshen News as of June 30, 2006 or March 31, 2007.

NOTE 8 – PREFERRED STOCK

As of March 31, 2007, 20,890 shares of our series A redeemable, convertible preferred stock (which we refer to as Series A Preferred Stock) were outstanding, having an aggregate face value of $20.9 million and a carrying value of $17.1 million at March 31, 2007, all of which are convertible into shares of our common stock (a) at the holder’s option, at any time after December 30, 2006, or (b) at our option, upon a change of control or liquidation event at a conversion price equal to $16.54 per share. Each holder of the Series A Preferred Stock is entitled to receive dividends at an annual rate of $40 per share in cash or in additional shares of Series A Preferred Stock, at our option. We currently do not anticipate that cash dividends will be paid for the foreseeable future. The liquidation and redemption price of the Series A Preferred Stock is $1,000 per share and dividends are cumulative. We have the option to redeem the Series A Preferred Stock at any time after December 30, 2010 at the liquidation value, which includes accrued dividends, but in any case we are required to redeem all outstanding shares of Series A Preferred Stock on or prior to August 2, 2020. As of March 31, 2007, all outstanding shares of Series A Preferred Stock were held by Mr. J Mack Robinson, who also beneficially owns approximately 10% of our outstanding common stock.

As of March 31, 2007, 6,050 shares of our series B convertible preferred stock (which we refer to as Series B Preferred Stock) were outstanding, having an aggregate face value of $6.1 million and a carrying value of $4.5 million at March 31, 2007, all of which are convertible into shares of our common stock at our option, upon a change of control or liquidation event at a conversion price equal to $16.54 per share. The holder of the Series B Preferred Stock is entitled to receive dividends at an annual rate of $60 per share in cash or in additional shares of Series B Preferred Stock, at our option. We currently do not anticipate that cash dividends will be paid for the foreseeable future. The liquidation and redemption price of the Series B Preferred Stock is $1,000 per share and dividends are cumulative. We have the option to redeem the Series B Preferred Stock at any time after December 31, 2010 at the liquidation value, which includes accrued dividends, but in any case we are required to redeem all outstanding shares of Series B Preferred Stock on or prior to August 2, 2021. As of March 31, 2007, all shares of Series B Preferred Stock were held by Mr. Robinson.

All shares of preferred stock rank, as to payment of dividends and as to distribution of assets upon liquidation or dissolution of our Company, on a parity with all other currently issued preferred stock and any preferred stock issued by us in the future, and senior to our currently issued common stock and common stock issued in the future. The difference between the carrying value and face value of each series of preferred stock will be accreted using the interest method through the applicable mandatory redemption date of the series of preferred stock. Accordingly, for the three and nine months ended March 31, 2007, accretion in the amount of approximately $63 and $187 was recognized as a component of Series A Preferred Stock dividends accrued, respectively and $23 and $67 was recognized as interest expense related to Series B Preferred Stock, respectively.

NOTE 9 – OTHER COMPREHENSIVE INCOME (LOSS)

A reconciliation of net income (loss) to comprehensive income (loss) follows (amounts in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2007	2006	2007
Net income (loss)	$735	$(574)	$1,615	$(629)
Other comprehensive income (loss), change in the valuation of an interest rate swap agreement, net of tax of $38 and ($265)		(96)		(493)

Comprehensive income (loss)	$735	$(670)	$1,615	$(1,122)

We entered into an interest rate swap agreement in February 2006, effective June 6, 2006, to manage our debt profile. Changes in the value of this interest rate swap agreement, as determined by the interest rates as of the beginning and end of each reporting period, results in comprehensive income or loss during the life of the swap agreement.

NOTE 10 – EMPLOYEE BENEFIT PLANS

Stock Options and Other Equity Compensation Plans – In November 2005, we adopted our 2005 Long Term Incentive Plan, referred to as the 2005 Incentive Plan. We have reserved 1.0 million shares of our common stock under the 2005 Incentive Plan for the issuance of stock options, restricted stock awards, stock appreciation rights and performance awards, pursuant to which certain awards were granted. The terms and conditions of such awards are determined at the sole discretion of our board of directors or a committee designated by the Board to administer the plan. We provide previously unissued shares of our common stock to a participant upon a participant’s exercise of vested options. Of the 1.0 million shares authorized, approximately 0.4 million shares are available for future grants as of March 31, 2007.

Effective January 1, 2006, we account for share-based compensation under SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” which requires us to expense the fair value of grants made under the stock option program over the vesting period of each individual option agreement. Awards that are granted after the effective date of SFAS No. 123(R) are valued and non-cash share-based compensation expense is recognized in the consolidated statements of operations in accordance with SFAS No. 123(R). No non-vested awards were granted before the effective date of SFAS No. 123(R). We recognize non-cash share-based compensation expense ratably over the requisite service period which generally equals the vesting period of options, adjusted for expected forfeitures.

In accordance with SFAS No. 123(R), we recognized non-cash share-based compensation expenses as follows:

	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2007
Non-Cash Share-Based Compensation Expense
Stock Options	$71	$258
Restricted Stock	43	70
Unrestricted Stock	638	638

Non-Cash Stock Compensation Expense	752	966
Less: Related Income Tax Benefit	(226)	(290)

Non-Cash Share-Based Compensation Expense, net of taxes	$526	$676

Earnings Per Share	$(0.10)	$(0.13)

The non-cash share-based compensation expenses were based on the fair values of stock options, restricted stock and unrestricted stock. For the three and nine months ended March 31, 2007, the expense was included in the unaudited consolidated statements of operations as corporate and administrative expenses.

No share-based compensation expense has been capitalized related to employees whose labor is capitalized.

We value stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. In determining the expected term, we separate groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations. The option-pricing model requires the input of highly subjective assumptions, such as those listed below. The volatility rates are based on historical stock prices. The expected life of options granted are based on historical data, which, as of March 31, 2007 is a partial option life cycle, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards.

We periodically review the assumptions used to value our stock options. As of March 31, 2007, we have determined our original assumptions are reasonable. The fair values of options granted were estimated on the date of grant using the following assumptions:

Grant Date	Weighted Average Expected Volatility	Expected Life (Years)	Expected Dividend Yield	Risk-Free Interest Rate
4/27/2006	33.6%	5.75	0%	4.79%
11/29/2006	33.6%	5.75	0%	4.51%

The strike price of options granted April 27, 2006 and November 29, 2006 were $5.43 and $6.90, respectively. The weighted-average grant date fair value of options granted April 27, 2006 and November 29, 2006 were $2.25 and $2.79 per share, respectively. Shares granted April 27, 2006 vest 33% annually as of each June 30 from June 30, 2007 through 2009. Shares granted November 29, 2006 vest 33% annually as of each November 29 from November 29, 2007 through 2009. As of March 31, 2007, there was approximately $0.5 million in non-cash share-based compensation cost related to non-vested awards not yet recognized in our consolidated statements of operations. This cost is expected to be recognized over a weighted-average period of 1.9 years. 4,000 shares were forefeited, 4,000 shares vested and 4,000 shares were exercised during the three and nine months ended March 31, 2007.

As a result of the Merger and the resulting exchange of options to purchase Bull Run common stock for options to purchase shares of our common stock, certain of our employees hold options to acquire shares of our common stock at exercise prices ranging from $40.14 to $1,513.85 per share. All of these options were fully vested as of the date of the Merger. As of March 31, 2007, options for 4,379 shares were outstanding, having a weighted average exercise price of $446.58 per share and a weighted average remaining life of 3.7 years. During the three months ended March 31, 2007 no options were forfeited. During the nine months ended March 31, 2007, options for 1,334 shares were forfeited having a weighted average exercise price of $628.50 per share.

In connection with the grant of restricted stock, the fair market value of our common stock on the date the awards were granted, net of expected forfeitures, represents unrecognized deferred share-based compensation, which is being amortized on a straight-line basis over the probable vesting periods of the underlying awards. In February 2006, each of the seven members of our board of directors received an award of 5,000 shares of our common stock, subject to a vesting schedule whereby 1,000 shares vest annually as of each December 31 from December 31, 2006 through 2010. On February 21, 2007, pursuant to an employment agreement with our Chief Executive Officer, 120,000 shares of restricted stock were granted to Thomas J. Stultz subject to a vesting schedule whereby 30,000 shares vest annually as of each February 21 from February 21, 2008 through 2011. In connection with such awards, during the three and nine months ended March 31, 2007, we recognized $43 and $70 of such compensation expense as corporate and administrative expenses. As of March 31, 2007, $1.2 million of share-based compensation expense related to restricted stock remains to be amortized. The remaining cost is expected to be recognized over a weighted-average period of 3.9 years.

Pursuant to an employment agreement with our Chief Executive Officer, 40,369 shares of unrestricted common stock were granted to Thomas J. Stultz on February 21, 2007 having a gross value of $0.6 million, was recorded as share-based compensation expense in corporate and administrative expenses.

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

Total contributions under the Gray 401k plan prior to the Spin-off, recorded by us as a non-cash expense, totaled $138 for the nine months ended March 31, 2006. Total contributions under the TCM 401k Plan following the Spin-off, recorded by us as a non-cash expense, totaled $120 and $323 for the three and nine months ended March 31, 2007.

Certain of our eligible employees participated in a defined benefit pension plan sponsored by Gray. The pension plan covered substantially all of our full-time employees prior to the Spin-off with one or more years of service. We recorded pension expense as allocated to us by Gray of $264 for the nine months ended March 31, 2006. In connection with the Spin-off, the participants in the pension plan were terminated from the Gray pension plan and their respective earned benefit through the date of the Spin-off became fully vested and has remained a liability of Gray, not TCM, under the terms of Gray’s pension plan. Consequently, we incur no pension expense subsequent to the Spin-off.

NOTE 11 – INFORMATION ON BUSINESS SEGMENTS

We operate in four reportable segments: Newspaper Publishing, Collegiate Marketing and Production Services, Association Management Services and Wireless. The following tables present certain financial information concerning our reportable segments (amounts in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2007	2006	2007
Operating revenues:
Publishing	$9,732	$11,236	$30,191	$36,236
Collegiate marketing and production services	18,967	21,404	19,064	64,952
Association management	2,224	2,473	2,240	8,073
Wireless	1,725	1,138	5,102	4,198

Total operating revenue	$32,648	$36,251	$56,597	$113,459

Operating income:
Publishing	$2,373	$2,488	$6,969	$9,254
Collegiate marketing and production services	2,658	2,156	2,644	4,695
Association management	242	246	246	1,595
Wireless	152	(300)	(3,314)	(215)
Corporate and other miscellaneous income (expense)	(1,306)	(1,816)	(2,036)	(4,211)
Gain (loss) on disposal of assets, net	28	(824)	586	(807)

Total operating income	4,147	1,950	5,095	10,311

Interest expense related to Series B preferred stock	(113)	(114)	(114)	(340)
Interest expense	(2,902)	(3,408)	(3,138)	(9,870)
Debt issue cost amortization	(263)	(300)	(266)	(851)

Income from continuing operations before taxes	$869	$(1,872)	$1,577	$(750)

	As of June 30, 2006	As of March 31, 2007
Identifiable assets:
Publishing	$36,272	$31,512
Collegiate marketing and production services	79,813	93,381
Association management	21,332	20,758
Wireless	4,507	3,913

	141,924	149,564
Corporate	21,651	28,360

Total identifiable assets	$163,575	$177,924

During the three months ended March 31, 2006 the Newspaper Publishing segment operated five daily newspapers in five different markets located in Georgia and Indiana. As more fully discussed in Note 2, effective April 1, 2006, we exchanged The Goshen News located in Goshen, Indiana for three newspapers in Georgia. The Collegiate Marketing and Production Services and Association Management Services segments, headquartered in Lexington, Kentucky, serve customers in multiple locations throughout the country. The Wireless operations are located in Florida, Georgia, and Alabama. Our Newspaper Publishing operations derive their revenue from three sources: retail advertising, circulation and classified advertising. Collegiate Marketing and Production Services operations revenue is derived from primarily radio and print advertising, sales of corporate sponsorships and product sales related to marketing and promotion of collegiate sports teams and events. Association Management Services segment revenue is derived primarily from fees related to services such as membership management and recruitment activities, financial reporting, accounting, marketing, publishing, education, event management, Internet web site management, and hospitality and convention planning and production activities. Wireless revenue is derived primarily from the sale of pagers and paging services, cellular telephone equipment, accessories and services. Inter-segment revenues are not material and have been eliminated in the amounts presented in the table.

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

Industry wide, newspaper subscriber circulation levels have been slowly declining. From March 31, 2006 to March 31, 2007, our aggregate daily circulation has declined approximately 2.9%.

Our Newspaper Publishing operations’ primary operating expenses are employee compensation, related benefits and newsprint costs. Our Newspaper Publishing operations have experienced significant variability in its newsprint costs in recent years. Historically, for the newspaper publishing industry, the price of newsprint has been cyclical and volatile. The industry average price for the three months ended March 31, 2007 and 2006 was $632 and $655 per metric ton, respectively. Prices fluctuate based on factors that include both foreign and domestic production capacity and consumption. Price fluctuations can have a significant effect on our results of operations. We seek to manage the effects of increases in prices of newsprint through a combination of technology improvements, page width and page count reductions, inventory management and advertising and circulation price increases. In addition, newspaper production costs are variable based on circulation and advertising volumes.

Our Collegiate Marketing and Production Services business and our Association Management Services business were acquired on December 30, 2005. Our Collegiate Marketing and Production Services business provides sports marketing and production services to a number of collegiate conferences and universities, and through a contract with CBS Sports, on behalf of the National Collegiate Athletic Association, or NCAA. Our Association Management Services business provides various associations with services such as member communication, recruitment and retention, conference planning, Internet web site management, marketing and administration. For additional information regarding our Collegiate Marketing and Production Services business and our Association Management Services business, refer to “Critical Accounting Policies—Revenue Recognition and Rights Fee Expenses” of this Item 2 of Form 10-Q.

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

Revenues

Set forth below are the principal types of revenues derived by our operations for the three and nine months ended March 31, 2006 and 2007 and the percentage contribution of each to our total revenues (dollars in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2006		2007		2006		2007
	Amount	%	Amount	%	Amount	%	Amount	%
Publishing:
Retail	$5,334	16.3%	$5,770	15.9%	$17,499	30.9%	$19,712	17.4%
Classifieds	3,258	10.0%	3,881	10.7%	9,384	16.6%	11,989	10.6%
Circulation	1,058	3.2%	1,195	3.3%	3,112	5.5%	3,380	3.0%
Other	82	0.3%	390	1.1%	196	0.3%	1,155	1.0%

	$9,732	29.8%	$11,236	31.0%	$30,191	53.3%	$36,236	31.9%

Collegiate Marketing & Production Services:
Advertising and sponsorship	$15,285	46.8%	$18,015	49.7%	$15,379	27.2%	$53,685	47.3%
Product sales and production services	2,192	6.7%	1,468	4.0%	2,193	3.9%	5,545	4.9%
Station rights fees and other	1,489	4.6%	1,921	5.3%	1,491	2.6%	5,722	5.0%

	$18,967	58.1%	$21,404	59.0%	$19,064	33.7%	$64,952	57.2%

Association Management
Services:
Management services	$1,614	4.9%	$1,885	5.2%	$1,630	2.9%	$5,658	5.0%
Advertising and other	610	1.9%	588	1.6%	610	1.1%	2,415	2.1%

	$2,224	6.8%	$2,473	6.8%	$2,240	4.0%	$8,073	7.1%

Wireless:
Lease, sales and service	$1,725	5.3%	$1,138	3.1%	$5,102	9.0%	$4,198	3.7%

Total Revenues	$32,648	100.0%	$36,251	100.0%	$56,597	100.0%	$113,459	100.0%

Results of Operations

Three and Nine Months Ended March 31, 2007 compared to Three and Nine Months Ended March 31, 2006

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements for the three and nine months ended March 31, 2006 and 2007, which are contained herein. The results of operations for the three and nine months ended March 31, 2006 include only one quarter and one day of operating results for the Collegiate Marketing and Production Services or Association Management segments acquired in the Merger with Bull Run on December 30, 2005.

Revenues. Total revenues for the three months ended March 31, 2007 increased approximately $3.6 million for the three months ended March 31, 2006 to approximately $36.3 million. For the nine months ended March 31, 2007, total revenues increased to $113.5 million from $56.6 million for the nine months ended March 31, 2006

•

Newspaper Publishing revenues of approximately $11.2 million for the three months ended March 31, 2007, increased approximately 15% compared to the three months ended March 31, 2006. Total retail advertising revenue increased 8%, whereas classified advertising revenue increased 19%. For the nine months ended March 31, 2007, total revenue of $36.2 million increased 20% compared to the same period last year with retail advertising up 13% and classified advertising up 28% over the nine months ended March 31, 2006. In both the three and nine months ended March 31, 2007, the increase in retail advertising revenue was due largely to growth at The Gwinnett Daily Post and the acquisition of the Jonesboro Group further discussed in Note 2 to the condensed combined and consolidated financial statements, partly offset by declines at The Albany Herald, which has been affected by the loss of certain advertisers. Increases in classified advertising revenues are primarily due to real estate and foreclosures.

•

Collegiate Marketing and Production Services revenue was approximately $21.4 million and $65.0 million for the three and nine months ended March 31, 2007, respectively. Revenues increased approximately 13% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase was primarily attributable to new revenue related to the acquisition of Pinnacle further discussed in Note 2 to the condensed combined and consolidated financial statements. This business segment was acquired in the Merger and, as such, includes only revenue recognized related to this business segment for the three months ended March 31, 2006 and the day of December 31, 2005. Revenue for this segment was approximately $53.3 million for the nine months ended March 31, 2006 of which a substantial portion was derived prior to the Merger. Increases in revenue were attributable to the expansion of marketing rights available under contract extensions with certain universities and an increase in revenues derived from rights available under existing contracts, as well as new revenue attributable to the acquisition of Pinnacle.

•

Association Management revenue was approximately $2.5 million and $8.1 million for the three and nine months ended March 31, 2007, respectively. Revenues increased approximately 11% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This business segment was acquired in the Merger and, as such, includes only revenue recognized related to this business segment for the three months ended March 31, 2006 and the day of December 31, 2005. Revenue for this segment was approximately $7.0 million for the nine months ended March 31, 2006 of which a substantial portion was derived prior to the Merger. The increases over the prior year periods were primarily attributable to an association management contract added in June 2006.

•

Wireless revenue decreased 34% to approximately $1.1 million for the three months ended March 31, 2007 compared to the same period in the prior year. Revenue decreased 18% to approximately $4.2 million for the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006. Our Wireless business had approximately 33,000 and 23,600 pagers in service as of March 31, 2006 and March 31, 2007, respectively. The number of pagers in service decreased as a result of increased competition from other communication services and products such as cellular telephones. The number of pagers in service has declined over the past several years. The decrease in revenue from the sale and leasing of pagers has been partially offset by reselling cellular telephone services. Paging revenue, excluding revenue from reselling cellular telephone services, accounted for approximately $0.5 million and $2.1 million of total Wireless revenue for the three and nine months ended March 31, 2006 compared to approximately $0.8 million and $2.3 million for the three and nine months ended March 31, 2007. The trend of declining paging revenue is expected to continue in the future.

Operating expenses. Operating expenses for the three months ended March 31, 2007 increased from approximately $28.5 million for the three months ended March 31, 2006 to approximately $34.3 million. For the nine months ended March 31, 2007, operating expense increased to approximately $103.2 million from $51.5 million for the nine months ended March 31, 2006.

Newspaper Publishing expenses, before depreciation and amortization, increased 17% and 15% to approximately $8.3 million and $25.7 million for the three and nine months ended March 31, 2007, respectively.

•

Newsprint expenses increased 7% to approximately $1.4 million for the three months ended March 31, 2007 and 14% to approximately $4.6 million for the nine months then ended. The increase in newsprint expense was primarily due to the acquisition of the Jonesboro Group and the fluctuation in the price of newsprint. Total usage was approximately 2,300 and 2,350 metric tons for the three months ended March 31, 2007 and 2006, respectively, and 7,300 and 7,600 metric tons for the nine months ended March 31, 2007 and 2006, respectively. Our average cost of newsprint has risen from an average of $552 per metric ton used during the three months ended March 31, 2006 to an average of $607 per metric ton used during the three months ended March 31, 2007. In the past three months, newsprint prices have declined. In addition, we are using strategies to reduce our usage of newsprint similar to those used by others in the industry.

•

Newspaper Publishing payroll expenses increased 15% and 14% to approximately $3.7 million and $11.5 million for the three and nine months ended March 31, 2007 compared to the same periods in the prior year, respectively, primarily due to the acquisition of the Jonesboro Group, partially offset by cost saving strategies at the Albany Herald.

•	Newspaper Publishing transportation service costs, which are primarily outsourced, increased 21% and 14% to approximately $1.2 million and $3.6 million in the three and nine months ended March

31, 2007 compared to approximately $1.0 million and $3.1 million for the three and nine months ended March 31, 2006, respectively. The increase between the periods reflects general increases in fuel costs, which resulted in higher rates paid to independent contractors and the acquisition of the Jonesboro Group.

Collegiate Marketing and Production Services expenses for the three and nine months ended March 31, 2007 were approximately $18.5 million and $58.2 million, respectively. For the three months ended March 31, 2007, operating expenses increased by $2.6 million over the same period in the prior year primarily due to the addition of Pinnacle Sports Productions, LLC and the cost of additional rights at several of our collegiate properties. This business segment was acquired in the Merger and, as such, includes only operating expenses recognized related to this business segment for the three months ended March 31, 2006 and the day of December 31, 2005. Operating expenses for this segment for the nine months ended March 31, 2006 were approximately $47.8 million of which a substantial proportion was derived prior to the Merger. Increases in operating expenses were attributable to the expansion of marketing rights available under contract extensions with certain universities and an increase in revenues derived from rights available under existing contracts, as well as new revenue attributable to the acquisition of Pinnacle.

Association Management expenses for the three and nine months ended March 31, 2007 were approximately $1.9 million and $5.5 million, respectively. For the three months ended March 31, 2007, operating expenses increased by $0.2 million over the prior year primarily due to the addition of a new association added in June 2006. This business segment was acquired in the Merger and, as such, includes only operating expenses recognized related to this business segment for the three months ended March 31, 2006 and the day of December 31, 2005. Operating expenses for this segment for the nine months ended March 31, 2006 were $5.5 million of which a substantial proportion was derived prior to the Merger. By leveraging our existing association management structure, we have been able to increase revenue while minimizing the impact on operating expenses and passing certain savings on to our association management customers.

Corporate and administrative expenses for the three and nine months ended March 31, 2007 were approximately $1.8 million and $4.2 million compared to $1.3 million and $2.0 million during the same periods ended March 31, 2006, respectively. Corporate and administrative expenses for the three months ended March 31, 2007 increased $0.5 million compared to the same period in 2006 primarily due to approximately $0.9 million of non-cash share-based compensation included in the current period consisting of approximately $0.3 million related to stock options and restricted stock and $0.6 million related to a grant of unrestricted stock pursuant to an employment agreement executed between us and our Chief Executive Officer, partially offset by $0.3 million in non-recurring expenses related to the Merger that occurred during the prior year. During the nine months ended March 31, 2006 corporate and administrative expenses include costs allocated to us by Gray prior to the Spin-off and one quarter and one day of certain costs incurred as a separate, stand-alone company.

Depreciation of property and equipment totaled approximately $0.6 million and $1.6 million for the three and nine months ended March 31, 2007 compared to approximately $0.6 million and $1.4 million for the three and nine months ended March 31, 2006, respectively.

Amortization expense in connection with definite-lived intangible assets acquired in the Merger, the acquisition of the Jonesboro Group, and the acquisition of Pinnacle Sports Productions, LLC, was approximately $1.0 million and $2.9 million during the three and nine months ended March 31, 2007 compared to $0.6 million and $3.8 million for the three and nine months ended March 31, 2006, respectively. The increase for the three months ended March 31, 2007 of $0.4 million over the prior year period relates to amortization of definite-lived intangible assets acquired in connection with the acquisition of Pinnacle Sports Productions, LLC. Amortization expense of approximately $3.2 million for the nine months ended March 31, 2006 related to the write-down of FCC licenses held by our Wireless business.

Gain (loss) on disposal of assets, net. For the three and nine months ended March 31, 2007, we incurred a loss on disposal of assets of approximately ($0.8) million. The loss related to disposal of equipment used to print certain sports marketing related publications as we have determined that we can outsource these publications at a lower cost. For the nine months ended March 31, 2006, a gain of $0.6 million was recognized primarily related to a sale of a portion of our FCC spectrum licensed by our Graylink Wireless division.

Interest expense. Interest expense incurred in connection with our Credit Facilities was approximately $3.4 million and $9.9 million for the three and nine months ended March 31, 2007 compared to $2.9 million and $3.1 million for the three and nine months ended March 31, 2006, respectively. The increase in interest expense for the three months ended March 31, 2007 compared to the same period in the prior year related primarily to balances carried on our line of credit related to the acquisition of Pinnacle Sports Productions, LLC. Interest expense related to our Series B preferred stock, a noncash expense, was approximately $0.1 million and $0.3 million for three and nine months ended March 31, 2007, respectively. Interest expense for the nine months ended March 31, 2006 was lower compared to the nine months ended March 31, 2007, since prior to the Spin-off, Gray provided all of the capitalization for the Company.

Debt issue cost amortization. Amortization of costs incurred in connection with our Credit Facilities was approximately $0.3 million and $0.9 million for the three and nine months ended March 31, 2007, respectively. Such costs are being amortized over four years. The prior year expense relates to the three months and one day of operations from December 31, 2005 to March 31, 2006. There was no such expense in 2005 prior to the Spin-off since Gray provided all of the capitalization for the Company.

Income tax (benefit) expense. Income tax (benefit) expense was approximately ($1.3) million and ($0.1) million for the three and nine months ended March 31, 2007 compared to $0.4 million and $0.7 million for the three and nine months ended March 31, 2006, respectively. The effective tax rate for the three and nine months ended March 31, 2007 was approximately 69% and 16%, respectively. The effective tax rate for the three and nine months ended March 31, 2006 was approximately 47% and 43%, respectively. The effective income tax rates for the periods represent the impact of the Spin-off, Merger, Swap, and acquisition of Pinnacle Sports Productions, LLC, and an approximate $0.1 million adjustment to state income taxes payable for 2006 that was recognized during the three months ended December 31, 2006. We currently believe our effective income tax rate in 2006 will be approximately 29% to 31%, excluding potential effects of changes in judgments as to the potential realization of deferred tax assets and state income tax adjustments. For periods in 2005 prior to the Spin-off, the tax provision was based on an allocation of income tax expense by Gray. Permanent differences are expected to represent a high percentage of our income before income taxes for the current fiscal year. Income before income taxes is estimated based on expected operating performance which may vary from actual operating performance. As a result, our effective tax rate for the fiscal year may vary significantly from the effective tax rates for the three and nine months ended March 31, 2007.

Net loss available to common shareholders. Our net loss available to common shareholders of approximately ($0.9) million and ($1.4) million for the three and nine months ended March 31, 2007 reflects seasonal fluctuations in our business. Year to date results do not include the full effect of increased rights related to long-term contracts in our Collegiate Marketing and Production Services business although they do include increased expenses related thereto. We expect these increased rights to generate revenue in excess of related costs in the future. However, we can make no assurances that net losses will not continue.

Liquidity and Capital Resources

General

The following tables present data that we believe is helpful in evaluating our liquidity and capital resources (amounts in thousands):

	Nine Months Ended March 31,
	2006	2007
Net cash provided by operating activities	$7,604	$7,608
Net cash used in investing activities	(73,541)	(7,984)
Net cash provided by financing activities	66,178	2,144

Net decrease in cash and cash equivalents	$241	$1,768

	June 30, 2006	March 31, 2007
Cash and cash equivalents	$173	$1,941
Long-term debt, including current portion	$119,276	$122,114

Nine Months Ended March 31, 2007 compared to Nine Months Ended March 31, 2006

Net cash provided by operating activities was flat compared to the previous year. An increase in cash of approximately $9.9 million attributable to increases in accounts payable and accrued expenses for the nine months ended March 31, 2007 is primarily due to increases in operating expenses related to our Collegiate Marketing business segment. In addition, an increase in cash of $1.6 million related to other current assets for the nine months ended March 31, 2007 resulted from higher prepaids related to our Collegiate Marketing business segment that have been utilized during the current fiscal year compared to the prior year. These increases were partially offset by a decrease in cash of approximately $11.3 million related to an increase in accounts receivable for the nine months ended March 31, 2007 primarily based on increased revenues compared to the prior year due primarily to the addition of our Collegiate Marketing and Production Services business and the acquisition of Pinnacle Sports Productions, LLC.

Net cash used in investing activities decreased approximately $66.6 million for the nine months ended March 31, 2007 primarily due to the acquisition of Pinnacle Sports Productions, LLC in 2006, compared to a $73.9 million net cash investment for the nine months ended March 31, 2006 in connection with the Merger in 2005.

Net cash provided by financing activities decreased approximately $64.0 million for the nine months ended March 31, 2007 due to changes in our capital structure. In the nine months ended March 31, 2007, we had borrowings, net of repayments, of our Credit Facilities totaling approximately $2.8 million and paid approximately $0.7 million in debt issue costs related to amending our Credit Facilities discussed further in Note 5 to the condensed combined and consolidated financial statements, whereas in 2005, we received proceeds from the initial borrowings on our Credit Facilities totaling approximately $119.8 million, distributed cash to Gray of approximately $44.3 million in connection with the Spin-off including the reimbursement of transaction fees, repaid amounts forwarded by Gray of approximately $5.3 million, and debt issue costs of approximately $4.0 million.

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

Contractual Obligations as of March 31, 2007 (amounts in thousands):

(Dollars in thousands)	Payment Due by Period
Contractual Obligations	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years

Long-term debt obligations	$118,114	$900	$1,800	$115,414	$—
Interest obligations (1)	40,717	12,049	23,859	4,809	—
Operating lease obligations (2)	5,177	1,696	2,208	750	523
Purchase obligations (3)	224,302	26,296	51,023	42,606	104,377

	$388,310	$40,941	$78,890	$163,579	$104,900

(1)	Interest obligations assume the LIBOR rate in effect as of March 31, 2007, as adjusted for the fixed interest rate under the interest rate swap agreement for the period during which the interest rate swap agreement will be effective. Interest obligations are presented through the maturity dates of each component of the Credit Facilities.
(2)	Operating lease obligations represent payment obligations under non-cancelable lease agreements classified as operating leases and disclosed pursuant to Statements of Financial Accounting Standards No. 13, “Accounting for Leases”, as may be modified or supplemented. These amounts are not recorded as liabilities as of the current balance sheet date. Operating lease obligations are presented net of future receipts on contracted sublease arrangements totaling approximately $0.6 million as of March 31, 2007.
(3)	Purchase obligations primarily consist of future guaranteed rights fee commitments to associations or institutions under contractual arrangements of typically three to ten years, which expire at varying times through 2019.

Dividends on Series A Preferred Stock and Series B Preferred Stock are payable annually at an annual rate of $40 and $60 per share, respectively, in cash or the issuance of the respective preferred stock, at the Company’s option. If we were to fund dividends accruing during the twelve months ending December 31, 2007 in cash, the total obligation would be approximately $1.2 million based on the number of shares of Series A and Series B Preferred Stock outstanding as of March 31, 2007.

We currently anticipate that the cash requirements for capital expenditures, operating lease commitments and working capital with respect to the Newspaper Publishing business and the Wireless business over the next few years will be generally consistent, in the aggregate, with historical levels and would likely be funded from cash provided by operating activities. Further, we currently anticipate that the Collegiate Marketing and Production Services and Association Management Services businesses will not require significant investments in working capital from year to year, although the seasonality of the Collegiate Marketing and Production Services business causes seasonal cash requirements for working capital. These seasonal cash requirements, and any year to year cash requirements, would likely be funded from cash provided by operating activities. In the aggregate, total capital expenditures are not expected to exceed $3.2 million for the twelve months ending December 31, 2007.

On December 30, 2005, we entered into a senior secured credit facility, with Wachovia Bank, National Association (“Wachovia”), among others, for debt financing in an aggregate principal amount of up to $140 million, consisting of a 4-year $20 million revolving credit facility (the “First Lien Revolving Credit Facility”), a 4.5-year $90 million first lien term loan (the “First Lien Term Loan Facility” and, together with the First Lien Revolving Credit Facility, the “First Lien Credit Facility”) and a 5-year $30 million second lien term loan (the “Second Lien Credit Facility” and, together with the First Lien Credit Facility, the “Credit Facilities”). The interest rate is based on the bank lender’s base rate (generally reflecting the lender’s prime rate) or LIBOR plus in each case a specified margin, and for revolving and first lien term loan advances, the margin is based upon our debt leverage ratio as defined in the agreement. On September 18, 2006, we amended the Credit Facilities in conjunction with our acquisition of Pinnacle Sports Promotions, LLC. Pursuant to the amendment, amounts under the First Lien Revolving Credit Facility may be borrowed, repaid and reborrowed by the Company from time to time until maturity. Interest for borrowings under the First Lien Revolving Credit Facility is currently based, at our option, on either (a) 2.25% per annum plus the higher of

(1) the prime rate of interest announced or established by Wachovia from time to time, and (2) the Federal funds rate plus 0.50% per annum (the “Base Rate”) or (b) 3.25% per annum plus the applicable London Interbank Offered Rate (“LIBOR”) rate for Eurocurrency borrowings. If and when we meet certain leverage ratio criteria under the First Lien Credit Facility, our interest rate may decline at .25% increments to (a) 1.50% per annum above the Base Rate or (b) 2.50% per annum above the applicable LIBOR rate for Eurocurrency borrowings. We currently anticipate that we will not qualify for a reduction in our Base Rate of LIBOR applicable margins of 2.25% and 3.25%, respectively, for at least the next year. Interest for borrowings under the First Lien Term Credit Facility is based, at our option, on either (a) 2.50% per annum plus the higher of (1) the prime rate of interest announced or established by Wachovia from time to time, and (2) the Federal funds rate plus 0.50% per annum (the “Base Rate”) or (b) 3.50% per annum plus the applicable LIBOR rate for Eurocurrency borrowings, subject to adjustment based on our credit ratings assigned by Standards & Poors and Moody’s. Interest under the Second Lien Credit Facility is based upon (a) 8.50% per annum above the Base Rate or (b) 9.50% per annum above the applicable LIBOR rate for Eurocurrency borrowings, subject to adjustment based on our credit ratings assigned by Standards & Poors and Moody’s. As of March 31, 2007, the interest rates on the first lien and second lien term loans were approximately 8.9% and 14.9%, respectively.

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

With the consummation of the Merger and the refinancing, the cash required to service the anticipated debt described above increased substantially. The First Lien Term Loan Facility requires amortization of $225 per quarter beginning March 31, 2006. Aggregate interest expense on the first and second lien term loans is currently anticipated to initially be approximately $11 to $12 million per year. The cash required to service the debt is currently expected to be funded from cash generated by operating activities. We have access to the $20 million First Lien Revolving Credit Facility to support cash liquidity needs, subject to debt leverage ratio requirements tested as of the end of each quarterly period. At March 31, 2007, our term loans were fully funded and $4.0 million was borrowed under the revolving credit facility. Based on the calculated debt leverage ratio as of March 31, 2007, we would have had access of up to approximately $5.2 million of additional borrowing capacity of the First Lien Revolving Credit Facility on March 31, 2007.

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

As of March 31, 2007, the deficit in working capital of approximately $12.2 million is approximately $3.0 million higher than the deficit of approximately $9.2million as of June 30, 2006 and approximately $7.2 million higher than the deficit of approximately $5.0 million as of March 31, 2006. The primary reason for these increases is due to the use of our revolving line of credit to fund a portion of the Pinnacle acquisition of which approximately $4.0 remains on the line and increased payables related to guaranteed rights fees accruing based on the Pinnacle acquisition and new rights under long-term contracts in our Collegiate Marketing and Production Services business.

Certain Relationships

Effective at the time of the Spin-off, we obtained certain workers compensation insurance coverage under an insurance contract with Georgia Casualty & Surety Co., which is a wholly-owned subsidiary of Atlantic American Corporation, a publicly traded company in which J. Mack Robinson (beneficial owner of approximately 10% of the outstanding shares of our common stock and all of the outstanding shares of our preferred stock) and certain of his affiliates have a substantial ownership interest, and a company of which Hilton H. Howell, a member of our board of directors and Mr. Robinson’s son-in-law, is an executive officer. Prior to the Spin-off, Gray had a similar insurance contract with the same company. Our annual workers’ compensation insurance expense attributable to Gray’s insurance contract with Georgia Casualty was approximately $0.2 million for the year ended December 31, 2005. Our annual workers’ compensation insurance with Georgia Casualty is expected to be approximately $0.3 million in the year ending December 31, 2007.

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

Goodwill and intangibles, net of accumulated amortization, were approximately $112.4 million as of June 30, 2006 and $115.2 million as of March 31, 2007, of which, goodwill was approximately $87.5 million and $88.1 million as of each date, respectively. The carrying value of goodwill and acquired intangibles, net of accumulated amortization, represented approximately 63% of our total assets as of March 31, 2007.

Deferred Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on certain deferred tax assets if it is more likely than not that some or all of these deferred tax assets will not be realized. We do not anticipate that all of our available net operating loss carryforward amounts for tax purposes obtained in the Merger which total approximately $71 million for federal income tax purposes, will ultimately be realized, due to their expiration or other limitations on utilization. As a result, as of March 31, 2007, we have recognized a valuation allowance of approximately $9.5 million for net deferred tax assets. If and when we revise our estimate of the benefit expected to be derived from the net operating loss carryforward, the valuation allowance may be modified. Increases in the valuation allowance could increase the tax provision or decrease the tax benefit recognized in the period of the change in estimate. The net operating loss carryforward for federal tax purposes begins to expire in 2018. As a result of the availability of these net operating loss carryforwards, we currently do not anticipate that we will be required to make federal income tax payments until at least 2008 unless we have significant changes to our businesses.

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

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes—In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS 109, “Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As required, we will adopt FIN 48 in the first quarter of our fiscal year ending June 30, 2008. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. We are currently reviewing the impact of the adoption of the FIN 48 on our consolidated financial position, results of operations and cash flows.

Interest Rate and Market Rate Risk

We are exposed to changes in interest rates due to our financing of our acquisitions, investments and operations. Interest rate risk is present with both fixed and floating rate debt. Based on our debt profile as of March 31, 2007, a 100 basis point increase in market interest rates would increase interest expense and decrease pretax income (or increase pretax loss) by approximately $1.2 million annually. This amount was determined based on our floating rate debt. This amount does not include the effects of certain potential results of increased interest rates, such as reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in our financial structure that could occur if interest rates were higher.

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

We carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures performed pursuant to Rule 13a-15 under the Exchange Act. Based on their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

You should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the six months ended June 30, 2006 in Part I, Item 1A, Risk Factors. Any of those risks could have a material adverse effect on our financial condition and results of operations.

Item 6.	Exhibits

Exhibit 3.1	Amended and Restated Certificate of Incorporation

Exhibit 10.1	Employment Agreement dated February 21, 2007 between Triple Crown Media, Inc. and Thomas J. Stultz

Exhibit 10.2	Employment Agreement dated February 21, 2007 between Triple Crown Media, Inc. and Mark G. Meikle

Exhibit 31.1	Rule 13a – 14(a) Certificate of Chief Executive Officer

Exhibit 31.2	Rule 13a – 14(a) Certificate of Chief Financial Officer

Exhibit 32.1	Section 1350 Certificate of Chief Executive Officer

Exhibit 32.2	Section 1350 Certificate of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPLE CROWN MEDIA, INC.

Date: May 14, 2007	by:	/s/ MARK G. MEIKLE
Mark G. Meikle
Executive Vice President and Chief Financial Officer