Form 10-K
period 2007-06-30
Triple Crown Media, Inc.
filed 2007-09-28
CIK 1333291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended June 30, 2007.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 000-51636

TRIPLE CROWN MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3012824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

546 East Main Street, Lexington, Kentucky	40508
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (859) 226-4678

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.001 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $39,653,142 based on the price at which Triple Crown Media Inc.’s common stock was last sold on December 29, 2006, as reported on the Nasdaq Global Market. The number of shares outstanding of Triple Crown Media, Inc.’s common stock as of September 20, 2007 was 5,537,548.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
None	Not Applicable

TRIPLE CROWN MEDIA, INC.

FORM 10-K

For the fiscal year ended June 30, 2007

PART I

Item 1.	Business

General

Until December 30, 2005, Triple Crown Media, Inc., or the Company, was comprised of integrated businesses owned and operated by Gray Television, Inc., or Gray, consisting of two reportable segments: Newspaper Publishing and GrayLink Wireless. On December 30, 2005, all shares of the Company’s common stock were distributed to shareholders of Gray, and as a result, the Company became a separate, stand-alone entity, independent of Gray, in a series of transactions referred to as the Spin-off. Immediately following the Spin-off, and also on December 30, 2005, Bull Run Corporation, or Bull Run, was merged into a wholly-owned subsidiary of the Company through the issuance of shares of the Company’s common stock in exchange for shares of Bull Run common stock, and the issuance of shares of the Company series A and series B convertible preferred stocks for certain shares of Bull Run preferred stock, in a transaction referred to as the Merger. As a result of the Spin-off and the Merger, the Company is now comprised of its Newspaper Publishing and GrayLink Wireless segments, plus Bull Run’s Collegiate Marketing segment and Association Management Services segment, both of which are operated by the Company’s wholly-owned subsidiary, Host Communications, Inc., or Host. Additional information concerning the Company’s reportable segments is included in Note 16 to the Company’s combined and consolidated financial statements included in this Form 10-K. Hereinafter, all references to Triple Crown Media, Inc., the “Company,” “TCM,” “we,” “us,” or “our” in this Part I of this Form 10-K refer to the combined businesses.

Our Newspaper Publishing segment consists of the ownership and operation of six daily newspapers and one weekly newspaper with a total daily circulation as of June 30, 2007 of approximately 100,800 and a total Sunday circulation as of June 30, 2007 of approximately 135,900. Our newspapers are characterized by their focus on the coverage of local news and local sports. Newspaper Publishing revenue of $48.5 million comprised approximately 37.2% of our total revenues for the twelve months ended June 30, 2007.

Host’s Collegiate Marketing segment provides sports marketing to a number of collegiate conferences and universities, and, through a contract with CBS Sports, on behalf of the National Collegiate Athletic Association, or NCAA. Collegiate Marketing revenue for the twelve months ended June 30, 2007 was $70.9 million, representing approximately 54.4% of our revenues for such period.

Host’s Association Management Services segment provides various associations with services such as member communication, recruitment and retention, conference planning, Internet web site management, marketing and administration. Association Management Services revenue for the twelve months ended June 30, 2007, was $10.9 million, representing approximately 8.4% of our revenues for such period.

We sold our GrayLink Wireless segment on June 22, 2007. The results of operations for the GrayLink Wireless segment for all periods presented have been reclassified to discontinued operations for financial statement presentation. Additional information regarding the GrayLink Wireless segment and its results of operations are contained elsewhere in this Form 10-K.

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

Newspaper Publishing Segment

We own and operate six daily newspapers and one weekly newspaper, located in the Southeast with daily circulation ranging from approximately 2,700 to approximately 60,500 and Sunday circulation ranging from approximately 8,900 to approximately 104,200. We believe that our newspapers are an effective medium for advertisers to maximize their reach of the households in the markets served by our newspapers. Our newspapers focus on local content, including coverage of local youth, high school and college sports, as well as local business, politics, entertainment and cultural news. Each of our newspapers is tailored to its market in order to provide local content that radio, television and large metropolitan daily newspapers are unable to provide on a cost-effective basis because of their broader geographic coverage. Our newspapers also differentiate themselves from other forms of media by providing a cost-effective medium for local advertisers to target their customers. We maintain high product quality standards and use extensive process color and compelling graphic design to fully engage existing readers and to attract new readers.

Our Newspaper Publishing revenues for the twelve months ended June 30, 2007 were derived 87% from advertising, 9% from paid circulation and 3% from commercial printing and other revenue. Our advertiser base is predominantly local, including the local stores and outlets of major regional and national retailers. Our newspapers seek to produce desirable results for local advertisers by targeting readers based on certain geographic and demographic characteristics. We seek to increase readership, and thereby generate traffic for our advertisers, by focusing on high product quality, compelling and often proprietary local content and creative and interactive promotions. Circulation sales are primarily generated through subscription sales and single copy sales. We promote single copy sales of our newspapers because we believe that such sales tend to generate higher profit margins than subscription sales, as single copy sales generally have higher per unit prices and lower distribution costs. Subscription sales, which provide readers with the convenience of home delivery, are an important component of our circulation base because these readers are very important to advertisers. From time to time, we publish special sections for our newspapers and niche publications. Such special sections and niche publications tend to increase readership within targeted demographic groups and geographic areas and provide opportunities for our newspapers to capture new or additional advertising revenue.

Industry wide, newspaper subscriber circulation levels have been slowly declining. From December 31, 2004 through June 30, 2007, our aggregate daily circulation has declined approximately 8.4%. We attempt to offset declines in circulation and corresponding circulation revenue with strategies that include readership growth initiatives in Gwinnett and Newton County, Georgia and efforts to increase circulation among cable subscribers in Gwinnett County, Georgia under our unique relationship whereby newspaper subscriptions are sponsored by local cable companies.

Goshen/Jonesboro Swap

On April 7, 2006, we entered into an asset exchange agreement with Community First Holdings, Inc. (CNHI), dated as of April 1, 2006, to exchange The Goshen News for the Jonesboro Group consisting of the Clayton News Daily, Clayton News Weekly, Henry Daily Herald and Jackson Progress-Argus. Subject to the terms and conditions of the agreement, effective as of April 1, 2006, CNHI assumed substantially all of the operating assets and assumed and became liable and otherwise responsible for substantially all of the operating liabilities and obligations of The Goshen News, and we assumed the operating assets and assumed and became liable for the liabilities of the Jonesboro Group. Accordingly, the results of operations for the six months ended June 30, 2006 include only the results of the Jonesboro Group operations for the three months ended June 30, 2006. The results of operations for The Goshen News, for the years ended December 31, 2004, and 2005 and the six months ended June 30, 2006, have been reclassified to discontinued operations for financial statement presentation. Additional information regarding the Jonesboro Group, its results of operations and its circulation are contained elsewhere in this Form 10-K.

Operations

We own and operate The Albany Herald, Gwinnett Daily Post, Rockdale Citizen/Newton Citizen and Jonesboro Group. The following sets forth information regarding our newspapers as of June 30, 2007:

Newspapers	Year Originated	Year Acquired	Principal Location	Daily Circulation(1)	Sunday Circulation(1)	Non-Daily Distribution(2)
The Albany
Herald	1891	1948	Albany, GA	20,300	22,800	38,500
Rockdale
Citizen	1953	1994	Conyers, GA	5,900	8,900	n/a
Newton
Citizen	2004(3)		Convington, GA	4,300	n/a	n/a
Gwinnett
Daily Post	1970(4)	1995	Lawrenceville, GA	60,500	104,200	n/a
The Jackson
Progress- Argus	1873	2006(5)	Jackson, GA	4,200	n/a	n/a
The Henry
Daily Herald	1867	2006(5)	McDonough, GA	2,900	n/a	n/a
The Clayton
News Daily	1964	2006(5)	Jonesboro, GA	2,700	n/a	n/a

(1)	Circulation averages are derived from our internal records as of June 30, 2007. These internal records are subject to periodic independent audit by Certified Audit of Circulations, a circulation audit and research organization, but have not been audited as of June 30, 2007.

(2)	Non-Daily Distribution includes both paid and free distribution of the Albany Area Advertiser. Non-Daily Distribution reflects the averages according to the most recent internal reports.

(3)	In 2004, we began publication of the Newton Citizen.

(4)	The Gwinnett Daily Post was originally a weekly newspaper. In 1995, we began publishing the Gwinnett Daily Post on a daily basis.

(5)	The Jonesboro Group consists of three newspapers operated as a group sharing the printing facility at the Clayton News Daily. These newspapers were acquired in a swap transaction for the Goshen News as of April 1, 2006.

The Albany Herald. The Albany Herald newspaper is located in Albany, Georgia and is published seven days a week to serve southwest Georgia. As of June 30, 2007, the Albany Herald has a daily circulation of approximately 20,300 and a Sunday circulation of approximately 22,800. The Albany Herald is the only daily newspaper in Albany, Georgia. The Albany Herald also produces a weekly advertising shopper and other niche publications. The Albany Area Advertiser is a shopper distributed weekly to all households in Dougherty and Lee counties. The Express is an advertising section distributed in selected zip codes, and The Emblem is a newspaper serving Marine Corps Logistics Base — Albany. Albany, situated in the Plantation Trace region, is the primary trade center for Southwest Georgia. The city lies at the head of the Flint River, 145 miles south of Atlanta. Although the economy of the Albany region was formerly principally agricultural, it has developed a diversified industrial economy which includes companies such as The Procter & Gamble Company, Miller Brewing and M & M Mars. Albany is approximately 57 square miles and has a population of approximately 96,000.

Gwinnett Daily Post, Rockdale Citizen and Newton Citizen. The Gwinnett Daily Post, Rockdale Citizen and Newton Citizen are newspapers that serve communities in the metro Atlanta, Georgia area with complete local news, sports and lifestyles coverage together with national stories that directly impact their local communities. The Gwinnett Daily Post, Rockdale Citizen and Newton Citizen are in adjacent metro Atlanta counties and benefit from cross selling advertising to classified and selected display advertisers, utilizing both a combined classified sales staff and major account sales staff located in Gwinnett. Additionally, synergies are derived from a combined production facility and news department copy desk, and centralized business and accounting functions where feasible.

As of June 30, 2007, the Gwinnett Daily Post is published Tuesday through Sunday and has a daily circulation of approximately 60,500 and a Sunday circulation of approximately 104,200. Since 1995, the frequency of publication has increased from three to six days per week and the circulation has grown from approximately 13,000 (daily) to its present levels. Gwinnett County is located 30 miles northeast of Atlanta, Georgia. The county is approximately 437 square miles in size and has a population of approximately 693,000. The offices of the Gwinnett Daily Post are located in Lawrenceville, Georgia, which is the county seat of Gwinnett County.

The Rockdale Citizen. The Rockdale Citizen was established in 1953 and is published seven days a week with weekday circulation of approximately 5,900 and Saturday and Sunday circulation of approximately 8,900 as of June 30, 2007. In 1999, the Rockdale Citizen began a zoned version of the newspaper in neighboring Newton County. As this product developed it was spun off as a separate publication in April, 2004, known as the Newton Citizen, and it is published weekdays with circulation of approximately 4,300. Advertising is sold into the weekday products of both Citizens on a combined basis reaching approximately 10,200 households. The Rockdale Citizen maintains offices located in Conyers, the county seat of Rockdale County and the Newton Citizen maintains offices located in Covington, the county seat of Newton County. Rockdale County is located 20 miles east of downtown Atlanta on Interstate 20, is approximately 130 square miles in size and has a population of approximately 76,800. Newton County is located 35 miles east of Atlanta on Interstate 20, is approximately 276 square miles in size and has a population of approximately 81,500.

Jonesboro Group. The Jonesboro Group consists of three newspapers in adjacent counties in the suburban Atlanta, Georgia area. The Clayton News Daily has been serving Clayton County since 1964 with a daily circulation as of June 30, 2007 of approximately 2,700 published Monday through Saturday. The Clayton County area has an estimated population of approximately 236,000 and is expected to grow 68% through 2009. The Henry Daily Herald has been serving Henry County since 1867 with a daily circulation as of June 30, 2007 of approximately 2,900 published Monday through Saturday. The Henry County area has an estimated population of 119,300 and is expected to grow by 63% through 2009. The Jackson Progress-Argus has been serving Butts County since 1873, published every Wednesday with a circulation of approximately 4,200 as of June 30, 2007. Butts County has an estimated population of 24,700.

Advertising

Advertising revenue is the largest component of the total revenue from Newspaper Publishing, accounting for approximately 86%, 87%, 88% and 87% of the total revenue from Newspaper Publishing for the years ended December 31, 2004, 2005, and the six and twelve months ended June 30, 2006 and 2007, respectively. We derive our advertising revenue from retail (local department stores, local accounts at national department stores, specialty shops and other retailers), national (national advertising accounts), classified (employment, automotive, real estate and personals) and other advertising. Our advertising rate structures vary among our publications and are a function of various factors, including advertising effectiveness, local market conditions, competition, circulation, readership, demographics and type of advertising (whether display or classified).

The majority of Newspaper Publishing advertising revenue is derived from a diverse group of local retailers and classified advertisers. We believe, based upon our operating experience that our advertising revenue tends to be more stable than the advertising revenue of large metropolitan daily newspapers because our publications rely primarily on local advertising. Local advertising has historically been more stable than national advertising because local businesses generally have fewer effective advertising channels through which to reach their customers. Moreover, we are less reliant than large metropolitan daily newspapers upon classified advertising, which is generally more sensitive to economic conditions.

We do not rely upon any one company or industry for our advertising revenue, but rather are supported by a variety of companies and industries, including financial institutions, realtors, automobile dealerships, grocery stores, universities, hospitals and many other local businesses. No single advertiser represented more than 2% of the total revenue for the twelve months ended June 30, 2007 from Newspaper Publishing.

Our corporate management works with our local newspaper management to approve advertising rates and to establish goals for each year during a detailed annual budget process. We share advertising concepts among our publications, enabling our advertising managers and publishers to leverage advertising products and sales strategies that have already been successful in other markets that we serve.

Circulation

Circulation revenue accounted for approximately 14%, 12%, 10% and 9% of the total revenue from Newspaper Publishing for the years ended December 31, 2004, 2005 and the six and twelve months ended June 30, 2006 and 2007, respectively. While our circulation revenue is not as significant as our advertising revenue, circulation trends impact the decisions of advertisers and advertising rates. Substantially all of our circulation revenue is derived from home delivery sales of publications to subscribers and single copy sales made through retailers and vending racks. Our corporate management works with our local newspaper management to establish subscription and single copy rates. In addition, we track rates of newspaper returns and customer service calls in an effort to optimize the number of newspapers available for sale and to improve delivery and customer service.

Our six paid daily and one paid weekly publications range in circulation from approximately 2,700 to approximately 60,500 (daily) and from approximately 8,900 to approximately 104,200 (Sunday). Set forth below is the percent change in our daily circulation from December 31, 2004 to June 30, 2007:

Percent Change in Daily Circulation

	December 31, 2004	June 30, 2007	Decrease
Daily circulation:
Gwinnett Daily Post	63,700	60,500	-5.0%
The Albany Herald	24,900	20,300	-18.5%
Jonesboro Group (1)	10,700	9,800	-8.4%
Rockdale Citizen/Newton Citizen	10,700	10,200	-4.7%

Total	110,000	100,800	-8.4%

1.	The Jonesboro Group consists of the Jackson Progress-Argus, Henry Daily Herald, and Clayton News Daily.

Job Printing

We operate three printing facilities. To the extent we have excess press capacity at these facilities, we have from time to time provided commercial printing services to third parties, primarily for commercial materials, including other newsprint publications, to produce incremental revenue from existing equipment and personnel. Job printing and other revenue accounted for only approximately 1% of the total revenue from Newspaper Publishing for each of the years ended December 31, 2004, 2005, 2% of total revenue from Newspaper Publishing for the six months ended June 30, 2006 and 3% of total revenue from Newspaper Publishing for the twelve months ended June 30, 2007.

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

Online revenue is currently a mix of retail advertising, sold as a single product comprised of both printed and on-line advertising with proceeds allocated between the two, and classified advertising. For the twelve months ended June 30, 2007, our websites generated approximately $0.5 million of revenue.

Editorial

Our newspapers generally contain 18 to 72 pages with editorial content that emphasizes local news and topics of interest to the communities that they serve, such as local business, politics, entertainment and culture, as well as local youth, high school, college and professional sports.

National and world news stories are sourced from the Associated Press. The editorial staff at each of our newspapers typically consists of a managing editor and several assistant editors and field reporters, who identify and report the local news in their communities. As of June 30, 2007, we employed 84 full-time and 4 part-time editorial personnel that we believe provide the most comprehensive local news coverage in the communities we serve. Approximately 55% of our total pages for the twelve months ended June 30, 2007 were devoted to news content.

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

Newsprint

The basic raw material of newspapers is newsprint. Newsprint represents one of our largest costs of producing our publications. In the twelve months ended June 30, 2007, we consumed approximately 9,700 metric tons of newsprint. We are currently operating under a contract with Abitibi Consolidated to purchase newsprint at prices that we believe are competitive for similar volume purchasers. During the last fiscal year, we renewed our current contract with Abitibi through 2012. We incurred newsprint expense related to our publications of approximately $6.0 million for the twelve months ended June 30, 2007.

Historically, the price of newsprint has been cyclical and volatile. The industry average price of newsprint for the twelve months ended June 30, 2007 was approximately $643 per metric ton. Prices fluctuate based upon factors that include both foreign and domestic production capacity and consumption. Price fluctuations can have a significant effect on our results of operations. We seek to manage the effects of increases in prices of newsprint through a combination of technology improvements, page width and page count reductions, inventory management and advertising and circulation price increases.

Collegiate Marketing Segment

Our Collegiate Marketing segment was acquired on December 30, 2005. Revenue and other financial information discussed below, except to the extent that it relates to operations on the day of December 31, 2005 and the six and twelve months ended June 30, 2006 and 2007, respectively, is not included in our financial statements. Revenue for this segment for the year ended December 31, 2005, was $56.7 million, substantially all of which was generated prior to the consummation of the Merger on December 30, 2005. Revenue for the six and twelve months ended June 30, 2006 and 2007 was $24.2 million and $70.9 million, respectively.

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

Institutions and organizations with which we have agreements include the University of Arizona,, the University of Kansas, the University of Kentucky, the University of Michigan, the University of Nebraska, Oklahoma State University, the University of Tennessee, the University of Texas and the Southeastern Conference. In addition, we have agreements with Furman, Rice University and Western Kentucky University. We also have marketing rights to the SBC Red River Rivalry featuring the University of Texas and University of Oklahoma’s annual football game, and the Lone Star Showdown series of games featuring the University of Texas and Texas A&M University. In addition, we publish Dave Campbell’s Texas Football Magazine and have marketing rights to an annual series of football games that feature six prominent Texas high school teams.

Total revenues derived from collegiate rights received including the contracts with universities and the Southeastern Conference for the six and twelve months ended June 30, 2006 and 2007 was approximately $16.0 million and $57.7 million, representing 66% and 81% of the segment’s revenues, respectively. Contracts with these institutions and organizations for marketing are generally three to ten years in length and require us to pay to the institution or organization an annual guaranteed rights fee, a percentage of revenues or profits derived from the relationship, or a combination thereof. The percentage of revenues derived by us under contracts for the multi-media marketing rights described above that are ultimately shared with the institution or organization, is generally greater than 50%, and the percentage of revenue shared typically increases upon reaching certain total revenue threshold amounts as specified in the agreements. The total rights fees and profit split expense associated with our contracts with the universities and the conference was approximately $9.2 million and $35.9 million for six and twelve months ended June 30, 2006 and 2007, respectively. Most of our current relationships with universities and the Southeastern Conference have been in place for many years, and it is common for us to renew or extend these relationships prior to the expiration of the agreements. We currently have no collegiate contracts that will expire within the next year. There can be no assurances that we will be able to renew or extend our existing contracts due to competition for the provision of these services. Although the loss of any one of these relationships would not have a material impact on our future financial results, the loss of two or more of certain of these relationships combined with an inability to reach agreements with other universities or conferences may materially impact this segment’s future financial results.

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

We derive a significant portion of our revenues from agreements with advertisers and sponsors that have up to a three-year term. These agreements require us to provide a range of services, including marketing, broadcasting, publishing, advertising and sponsorship. Historically, we have been successful at attracting new sponsors and obtaining contract renewals.

Production Services

Through Host, we publish approximately 400 publications annually for a variety of clients, including the NCAA, college football conferences, universities, and various collegiate associations. Our publications include game programs, media guides, posters and marketing brochures.

Under an agreement with CBS Sports, which expires in June 2013, Host has the exclusive rights to publish, distribute and sell all of the approximately 150 game programs and publications in connection with 88 NCAA championships, including the Men’s and Women’s Final Four Division I basketball championships. Host has published NCAA championship programs since 1977. The agreement with CBS Sports requires us to pay to CBS Sports an annual guaranteed rights fee and internally incur the cost of publishing the NCAA championship programs and publications, and in return, we generate and retain print advertising and vending revenues derived in connection with such programs and publications.

Host produces television programs, videos, radio broadcasts, commercial audio and Internet related services, and administers the regional radio networks of eight NCAA Division I universities and the Southeastern Conference.

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

Association Management Services Segment

Our Association Management Services segment was acquired on December 30, 2005. Revenue and other financial information discussed below, except to the extent that it relates to operations on the day of December 31, 2005 and six and twelve months ended June 30, 2006 and 2007, is not included in our financial statements. Through Host, our Association Management Services segment provides a full range of management services to multi-national associations, including the National Tour Association (a global association for the packaged travel industry comprised of approximately 2,600 members, which has been a client since 1974), Quest International Users Group, Inc. (a not-for-profit association for users of JD Edwards Enterprise One and World software and PeopleSoft Enterprise software), the International SPA Association (a global association of professionals related to the Spa industry comprised of nearly 3,000 members), the International Coach Federation (a global association of personal and business coaches having over 10,700 members) and the 4,100 member American Volleyball Coaches Association. Our services include association management, financial reporting, accounting, marketing, publishing, government lobbying, education, event management, Internet website management and membership growth activities. Association Management Services revenue for the six and twelve months ended June 30, 2006 and 2007 was $4.7 million and $10.9 million, respectively.

Our Association Management Services segment utilizes our Collegiate Marketing publishing, Internet and other media production capabilities in connection with fulfilling our responsibilities under our contracts with the associations. We provide each association with a dedicated sales team that solicits local sponsorship and advertising arrangements, when applicable. Some contracts for corporate sponsorship and advertising are for periods of more than one year.

We currently have no association management contracts that expire within the next year, and two contracts that expire within the next two years. We have had a history of renewing each of these contractual relationships, and we currently anticipate renewing each of these relationships. There can be no assurances that we will be able to renew or extend our existing contracts due to competition for the provision of these services. Although the loss of any one of these relationships would not have a material impact on our future financial results, the loss of two or more of certain of these relationships combined with an inability to reach agreements with other associations may materially impact this segment’s future financial results.

We intend to continue to seek long-term association management agreements. Initial agreements with associations generally result from a competitive bid proposal process or as a result of a negotiation process with an association’s board of directors or a designated committee of the board.

Competition

Newspaper Industry

Our newspaper in Albany, Georgia is the dominant print editorial and advertising voice for the communities it serves. In Albany, The Herald is the only daily newspaper serving the primary market area with the exception of very limited circulation efforts by statewide and national newspapers, The Atlanta Journal-Constitution and USA Today. Our six Atlanta suburban newspapers enjoy a circulation advantage over The Atlanta Journal-Constitution in each paper’s designated market area, Gwinnett, Rockdale, Newton, Jackson (Butts County), Henry and Clayton, but The Atlanta Journal-Constitution has greater overall circulation in the Atlanta metro area.

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

Collegiate Marketing Industry

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

Seasonality

Our Collegiate Marketing business is seasonal, in that the majority of the revenue and operating profit is derived from the period beginning in September and concluding in March, since much of the revenue derived in this segment is related to events and promotions held during the collegiate football and basketball seasons.

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

Employees

At June 30, 2007, we employed approximately 643 persons, of which approximately 326 were full-time and 59 were part-time employees of the Newspaper Publishing business and approximately 234 were full-time and 24 were part-time employees of Host. None of our employees are covered by collective bargaining agreements. We consider our relationship with our employees to be satisfactory.

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

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. The Code is available on our website. If any waivers of the Code are granted, the waivers will be disclosed in an SEC filing on Form 8-K. Our website also includes the Charters of the Audit Committee and the Nominating, Corporate Governance, Compensation and Stock Option Committee.

Stockholders may request free copies of these documents by writing to Mark G. Meikle, 546 East Main Street, Lexington, KY, 40508, by calling 859-226-5061 or sending an email request to mark.meikle@triplecrownmedia.com.

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

Our total debt as of June 30, 2007 was $124.8 million. Our ability to service our debt depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. Short term working capital availability is affected by the seasonality of our business which at times limits our availability under our credit facilities. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under our senior secured credit facility, or otherwise, in an amount sufficient to enable us to pay our debt or to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Additional debt or equity financing may not be available in sufficient amounts or on terms acceptable to us, or at all. If we are unable to implement one or more of these alternatives, we may not be able to service our debt obligations.

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

In the newspaper industry, we rely on advertising and paid circulation revenue, for which we face competition from other newspapers, some significantly larger than us, as well as other communications, media and web-based sources.

Our newspapers and other publications are located primarily in small metropolitan and suburban areas in the United States. Our newspapers operate in six suburban Atlanta counties — Gwinnett, Rockdale, Newton, Butts (Jackson Progress-Argus), Henry and Clayton counties, and Dougherty County in southwest Georgia. Revenue from Newspaper Publishing primarily consists of advertising and paid circulation. Competition for advertising expenditures and paid circulation comes from local, regional and national newspapers, shoppers, television, radio, direct mail, Internet and other forms of communication and advertising media. Competition for newspaper advertising expenditures is based largely upon advertiser results, readership, advertising rates, demographics and circulation levels, while competition for circulation and readership is based largely upon the content of the newspaper, its price and the effectiveness of its distribution. In recent years, web sites dedicated to recruitment, real estate and automotive sales have become significant competitors of our newspapers for classified advertising. Our six Atlanta suburban newspapers face competition from the larger metropolitan newspaper, The Atlanta Journal-Constitution, which serves the entire Atlanta metropolitan area and much of the state of Georgia. The Atlanta Journal-Constitution is significantly larger than our newspapers. Both advertising and circulation revenues are being affected by consumer trends, including declining newspaper buying by young people and the migration to other available forms of media for news.

Any significant increases in newsprint costs could have a material adverse effect on our operating results.

The basic raw material for newspapers is newsprint. Historically, the industry price of newsprint has been cyclical and volatile. The average price of newsprint was $643 per metric ton during the twelve months ended June 30, 2007. During the twelve months ended June 30, 2007, we consumed approximately 9,700 metric tons of newsprint, the cost of which represented approximately 12.4% of the total revenue from Newspaper Publishing during such period. We have a contract with Abitibi Consolidated to purchase newsprint at prices pegged to industry averages. Our contract with Abitibi expires on December 31, 2012. Significant increases in newsprint costs could have a material adverse effect on our operating results.

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

The FCC has broad authority to promulgate and enforce regulations that could adversely affect our Newspaper Publishing segment. The FCC’s rules prohibit or place limitations on common ownership, including common officers or directors, of companies publishing newspapers or operating television stations in the same market. Because of ongoing administrative and judicial proceedings, these rules will remain in effect for the foreseeable future. As a result, our ability to acquire newspapers in areas served by Gray’s television stations could be foreclosed or limited to the term remaining on the television station’s license, a period not to exceed eight years. In certain instances, the ownership rules could result in our being required to divest our ownership interest in a newspaper whose city of publication is encompassed by the Grade A service contour of a station owned or acquired by Gray.

We may be required to take an impairment charge on our goodwill, which may have a material effect on the value of our total assets.

As of June 30, 2007, the book value of our goodwill was $87.8 million in comparison to total assets of approximately $174 million. Not less than annually, we are required to evaluate our goodwill to determine if the estimated fair value of goodwill is less than its book value. If the estimated fair value of goodwill is less than book value, we will be required to record a non-cash expense to write down the book value of the goodwill to the estimated fair value. We cannot make any assurances that any required impairment charges will not have a material effect on our total assets.

We may incur significant capital and operating expenditures to achieve and maintain compliance with applicable environmental laws and regulations, or associated with environmental liabilities, and if such expenses significantly exceed our expectations, our operating income may be adversely affected.

Our businesses are subject to a wide range of federal, state and local environmental laws and regulations. We may incur significant capital and operating expenditures to achieve and maintain compliance with applicable environmental laws and regulations. Our failure to comply with applicable environmental laws and regulations or permit requirements could result in substantial civil or criminal fines or penalties or enforcement actions. As an owner and operator of real estate, we may be responsible under environmental laws and regulations for the investigation, remediation and monitoring, as well as associated costs, expenses and third-party damages, including tort liability relating to past or present releases of hazardous substances on or from our properties. Liability under these laws may be imposed without regard to whether we knew of, or were responsible for, the presence of those substances on our property and may not be limited to the value of the property. We also may be responsible under environmental laws and regulations for the investigation, remediation and monitoring, as well as associated costs, expenses and third-party damages, including tort liability, related to facilities or sites to which we have sent hazardous waste materials. In addition, situations may give rise to material environmental liabilities that have not yet been discovered. New environmental laws (or regulations or changes in existing laws) may be enacted that require significant expenditures by us. If the resulting expenses significantly exceed our expectations, our operating income may be adversely affected.

Our Collegiate Marketing business derives a significant portion of its revenue from short-term agreements for the provision of sports and marketing services and the inability to renew or extend these agreements may adversely affect our revenues.

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

A significant number of our agreements with universities and athletic conferences require us to pay such universities and athletic conferences a guaranteed rights fee for our right to provide marketing. Our ability to generate revenues depends, in part, on the performance of the collegiate teams that participate in the events for which they provide sponsorship opportunities. Significant shortfalls in revenues under these agreements without a corresponding reduction in expenses could affect our profitability and therefore adversely affect our results of operations.

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

The seasonal nature of our Collegiate Marketing business could adversely affect our quarterly results.

We will experience quarterly variations in revenues and operating income in our Collegiate Marketing business as a result of many factors, including the seasonal nature of sporting events, the timing of clients’ marketing campaigns and the implementation of new products or services. This business typically generates the majority of its revenue and operating profits during the college basketball and football seasons, i.e., the period beginning in September and concluding in March. The business’ revenues typically decline during the college basketball and football off-seasons. Our quarterly results of operations in our Collegiate Marketing business also may fluctuate based upon competitive factors and general economic conditions. In connection with certain contracts, we could incur costs in periods prior to recognizing revenues under those contracts.

Our Collegiate Marketing business is very competitive and some of our competitors have greater financial and other resources that may prevent us from capturing new markets or expanding our presence in our current markets.

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

Our Association Management business relies on five major contracts with associations that do not currently require that we be an accredited association management company. If any of our existing association clients require accreditation in the future, the contracts with such associations could be adversely affected. In addition, our ability to secure new association business in the future may depend on our ability to become an accredited association management company. The accreditation process involves sending key executives through established management educational programs and submitting the management company to an audit process, which includes a review of how the management company manages finances, membership and association business. Another important component of the audit is to demonstrate the financial stability of the parent company and that most of the management company’s revenues are derived from the management business. We are in the process of obtaining such accreditation; however, we can give no assurances that we will become accredited.

Our success depends on our senior management.

Our success depends to a significant extent on the efforts of our senior management. As a result, if any of these individuals were to leave, we could face substantial difficulty in hiring and retaining qualified successors and could experience a loss in productivity while any successors gain the necessary experience.

Our historical financial information may not be representative of our results, as our Newspaper Publishing business previously operated as a subsidiary or division of Gray.

Our historical financial information for the years ended December 31, 2004, and 2005, included in this Form 10-K may not be representative of our results of operations, financial position and cash flows had our Newspaper Publishing business operated as an independent company rather than as a subsidiary or division of Gray during the periods presented or of our results of operations, financial position and cash flows in the future. This results from the following:

•

in preparing this historical financial information, adjustments and allocations were made because Gray did not account for this business as, and this business never operated as, a stand-alone business for any periods presented until the Spin-off on December 30, 2005; and

•	the information does not reflect many changes that have occurred in our funding and operations as a result of the Spin-off and the Merger.

The agreements governing our relationship with Gray following the Spin-off were negotiated while we were a subsidiary of Gray and, as a result, we cannot assure you that the agreements are on terms favorable to us.

The agreements governing our relationship with Gray following the Spin-off were negotiated in a parent-subsidiary context and were negotiated in the overall context of our separation from Gray. At the time of these negotiations, our officers were employees of Gray, and each of the members of our board of directors was also a member of Gray’s board of directors. Accordingly, we cannot assure you that the terms of these agreements were the same as the terms that would have resulted from arm’s-length negotiations between third parties. These agreements include a separation and distribution agreement, as amended, a tax sharing agreement and a lease agreement.

After the separation, certain members of management and directors of Gray and TCM, who are also shareholders of both companies, may face issues with respect to their relationships with Gray and TCM when the interests of Gray and TCM are not aligned or with respect to the allocation of their time between Gray and TCM.

The management and directors of Gray and TCM own our common stock and both Gray Class A common stock and Gray common stock. For instance, J. Mack Robinson is the Chairman and Chief Executive Officer of Gray and the beneficial owner of approximately 10% of the outstanding shares of our common stock and all of the outstanding shares of our preferred stock. Robert S. Prather, Jr. is the President, Chief Operating Officer and a director of Gray and the Chairman and a director of TCM. Hilton H. Howell, Jr. is the Vice Chairman and a director of Gray and a director of TCM. This ownership overlap and these common directors could create, or appear to create, potential issues when Gray’s and TCM’s management and directors face decisions where our interests and Gray’s interests are not aligned. For example, potential issues could arise in connection with the resolution of any dispute between Gray and us regarding the terms of the agreements governing the separation and the relationship between Gray and us. These agreements include a separation and distribution agreement, as amended, a tax sharing agreement and a lease agreement. Each of Mr. Prather and Mr. Howell may also face issues with regard to the allocation of his time between Gray and us.

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

Our executive offices are located in Lexington, Kentucky in office space leased under an agreement that expires April 30, 2008, which is included below under “Collegiate Marketing and Association Management Segments.”

Newspaper Publishing Segment

Property Location	Use	Owned or Leased	Approximate Size (Sq. Ft.)	Lease Expiration Date
Albany, GA	Offices and production facility for The Albany Herald	Owned	83,000	n/a

Conyers, GA	Offices for Rockdale Citizen	Owned	20,000	n/a

Conyers, GA	Warehouse	Leased	9,600	3/08

Covington, GA	Offices for Newton Citizen	Leased	3,750	4/10

Duluth, GA	Circulation distribution center	Leased	7,866	8/08

Lawrenceville, GA	Offices and production facility for Gwinnett Daily Post and Rockdale Citizen/Newton Citizen	Leased	72,000	10/13

Bethlehem, GA	Circulation distribution center	Leased	5,600	6/09

Jonesboro, GA	Offices and production facility for Clayton News Daily, Henry Daily Herald and Jackson Progress-Argus	Owned	19,275	n/a

Jackson, GA	Offices for Jackson Progress-Argus	Owned	3,096	n/a

McDonough, GA	Offices for Henry Daily Herald	Leased	2,400	12/08

Collegiate Marketing and Association Management Segments
Property Location	Use	Owned or Leased	Approximate Size (Sq. Ft.)	Lease Expiration Date
Lexington, KY	Offices, warehouse and production facility Host Printing and publishing divisions	Owned	25,000	n/a

Lexington, KY	Offices (2 locations)	Leased	41,000	4/08

In addition, we have approximately 4,300 square feet of office space under lease in New York City through August 2010, all of which has been subleased, and also have small regional and local field offices primarily located close to the universities and conferences with which we have contracts.

We believe our facilities are adequate for the continuing operations of our existing businesses. Our Credit Facilities, as described in Note 9 to the financial statements are secured by all property that we own.

Item 3.	Legal Proceedings

We are subject to various legal proceedings in the ordinary course of business, none of which is required to be disclosed under this item 3.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $.001 per share, has been listed and traded on the Nasdaq Global Market (“NASDAQ”) since December 20, 2005 under the symbol “TCMI.”

The following table sets for the high and low sale prices of our common stock for the periods indicated. The high and low sales prices are as reported by the NASDAQ.

Quarter Ended	High	Low
Fiscal 2007
June 30, 2007	$10.49	$8.30
March 31, 2007	$11.31	$7.88
December 31, 2006	$7.98	$6.80
September 30, 2006	$8.66	$7.15

Fiscal 2006
June 30, 2006	$8.67	$5.00
March 31, 2006	$12.00	$5.66

Fiscal 2005
December 31, 2005	$15.50	$11.01

As of September 20, 2007, the Company had approximately 386 registered stockholders of record.

The following graphs compare the cumulative total return of the Common Stock from December 30, 2005 to June 30, 2007 as compared to the stock market total return indexes for (1) the NASDAQ Market Index and (2) a Custom Peer Group Index based upon the Hemscott Marketing Services Industry Group Index (50.7%) and Hemscott Publishing – Newspaper Industry Group Index (49.3%). These percentages are based on relative revenue and profitability of each of our primary business segments.

The graphs assume the investment of $100 in the Common Stock, the NASDAQ Market Index and the Custom Peer Group Index on December 30, 2005. Dividends are assumed to have been reinvested as paid.

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

Equity Compensation Plan Information

As of June 30, 2007	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	415,226	$10.10	385,405

Item 6.	Selected Financial Data

The following table sets forth summary historical financial information of the Company after giving effect to the Spin-off and Merger. The summary selected historical statement of operations data for the years ended December 31, 2002, 2003 and 2004 and the summary selected balance sheet data as of December 31, 2003 and 2004 was derived from our audited financial statements as of and for the years then ended. The summary selected historical statement of operations data for the year ended December 31, 2005 was derived from our audited financial statements for the year then ended, and includes the combined operating results for 364 days as part of Gray through the date of the Spin-off and the consolidated operating results for the one day after the Spin-off. The summary selected statement of operations data for the six and twelve months ended June 30, 2006 and 2007 was derived from our audited financial statements. The summary selected balance sheet data as of December 31, 2005, June 30, 2006 and June 30, 2007 was derived from our audited financial statements. The summary selected historical balance sheet data as of December 31, 2002 was derived from our unaudited financial statements. The unaudited financial statements include all adjustments, consisting of normal recurring items, which we consider necessary for a fair statement of our financial position and results of operations for those periods. For the periods and dates prior to the Spin-off, the financial statements were derived from the financial statements and accounting records of Gray using the historical results of operations and historical basis of the assets and liabilities of the Newspaper Publishing segment and the GrayLink Wireless segment and include those assets, liabilities, revenues, and expenses directly attributable to the operations of the Newspaper Publishing and the GrayLink Wireless segments and allocations of certain Gray corporate expenses to the Newspaper Publishing and the GrayLink Wireless segments. These amounts were allocated to us on the basis that was considered by us and Gray to reflect most fairly or reasonably the utilization of the services provided, or the benefit received by, us. All significant intercompany amounts and transactions were eliminated. The GrayLink Wireless segment is included in discontinued operations as further discussed in footnote 11 to the financial statements and presented as discontinued operations for all periods presented. The summary historical financial information presented for periods prior to the Spin-off is not necessarily indicative of our past or future performance as an independent company. The summary historical financial information as of December 31, 2005 include the effect of the Merger, including the operating results of the Collegiate Marketing and Association Management Services segments for the one day subsequent to the Merger. This information should be read in conjunction with our combined financial statements and notes thereto and the discussion under “Management‘s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

Statement of Operations Data: (Dollars in thousands, except per share data)

	Year Ended December 31,(1)				Six Months Ended June 30, 2006	Twelve Months Ended June 30, 2007
	2002(2)	2003	2004	2005
Operating revenues	$35,984	$36,670	$38,790	$40,350	$50,922	$130,301
Operating income	7,588	8,927	9,002	7,772	4,333	10,669
(Loss) earnings from continuing operations	(2,711)	5,238	5,681	4,669	(1,764)	(2,635)
Income (loss) from discontinued operations, net of tax	1,887	1,691	1,574	(252)	475	(460)
Cumulative effect of accounting change, net of income tax benefit of $4,541 (2)	(7,423)
Gain (loss) on disposal of discontinued operations, net of tax					5,685	(381)
Net (loss) income	(824)	6,929	7,255	4,417	4,396	(3,476)
Net (loss) income available to common stockholders	(824)	6,929	7,255	4,414	3,854	(4,562)

Basic and diluted net income (loss) per common share (3)
Earnings (loss) from continuing operations	$(0.56)	$1.08	$1.17	$0.96	$(0.34)	$(0.50)
Income from discontinued operations	$0.39	$0.35	$0.32	$(0.05)	$0.09	$(0.09)
Gain (loss) on disposal of discontinued operations, net of tax	$—	$—	$—	$—	$1.11	$(0.07)
Net income (loss)	$(0.17)	$1.42	$1.49	$0.91	$0.86	$(0.66)
Net income available to common stockholders	$(0.17)	$1.42	$1.49	$0.91	$0.75	$(0.87)

(1)	Operating revenues and income have been adjusted for discontinued operations of The Goshen News and GrayLink, LLC, discussed elsewhere in the Form 10-K. See footnote 11 to the financial statements for further information.

(2)	Upon adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” we recorded a non-cash charge of approximately $11.9 million ($7.4 million after income taxes) as a cumulative effect of accounting change.

(3)

For the years ended December 31, 2002, 2003, and 2004 and the period January 1 to December 30, 2005, the (basic and diluted) income from continuing operations per share gives effect to the issuance of 4,870,000 shares of our common stock in the Spin-off as if it had occurred at the beginning of the periods presented. For the day of

December 31, 2005, 5,128,000 shares of our common stock were assumed to be outstanding, including 258,000 shares to be issued in exchange for shares of Bull Run common stock. Average shares outstanding for the six and twelve months ended June 30, 2006 and 2007 were 5,138,775 and 5,246,249, respectively.

(4)	On December 30, 2005, Bull Run Corporation was merged into a wholly-owned subsidiary of the Company, in a transaction referred to as the Merger. Under the terms of the Merger. The information presented in the table for the year ended December 31, 2005, the six months ended June 30, 2006 and the twelve months ended June 30, 2007, reflects the effects of the Merger, and include the accounts of the Company and its wholly owned subsidiaries, including those acquired in the Merger, after elimination of intercompany accounts and transactions. The results of operations for the year ended December 31, 2005 include the combined operating results of our Newspaper Publishing business for 364 days as part of Gray through the date of the Spin-off and the consolidated operating results of the Company, after giving effect to the Merger, as a stand-alone company for the one day after the Spin-off. The results of operations subsequent to December 31, 2005 include the costs of operating as a stand-alone company.

We did not pay or declare any cash dividends during the periods presented.

Balance Sheet Data: (Dollars in thousands)	2002	2003	2004	2005	As of June 30, 2006	As of June 30, 2007
Total assets	$37,696	$37,818	$39,240	$171,029	$163,575	$174,462
Long-term debt (including current portion)	124	56	0	121,939	119,276	124,770
Owner’s net investment / Stockholders’ equity (deficit)	30,375	29,254	29,800	(7,210)	(2,714)	(5,872)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Introduction

The following analysis of the financial condition and results of operations of Triple Crown Media, Inc., or the Company, should be read in conjunction with the Triple Crown Media, Inc. audited combined and consolidated financial statements and notes thereto included elsewhere in this Form 10-K. All references to Triple Crown Media, Inc., “TCM”, “we,” “us,” or “our” in this discussion refer to the consolidated Newspaper Publishing business, Collegiate Marketing business and Association Management business. The Newspaper Publishing business has historically operated as a wholly-owned subsidiary or division of Gray and since June 30, 2005, has operated as Gray Publishing LLC, a wholly-owned limited liability company and subsidiary of Gray prior to the Spin-off and of the Company, subsequent to the Spin-off. The Collegiate Marketing and Association Management businesses historically operated as divisions of Host Communications, Inc., a wholly owned subsidiary of Bull Run Corporation, or Bull Run, prior to the Merger and as a subsidiary of the Company, subsequent to the Merger.

Change in Year End

In April 2006, we elected to change our fiscal year end from December 31 to a new fiscal year end of June 30. In view of this change, this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (“MD&A”) compares the consolidated financial statements as of and for the twelve months ended June 30, 2007 with the combined financial statements as of and for the twelve months ended June 30, 2006 (the transition period). References to 2006 refers to the transition period unless otherwise specified. Note that although the combined financial statements are not presented as of and for the twelve months ended June 30, 2006, we have included summary information in the MD&A for these periods for comparability purposes. We are also including a discussion and analysis of our financial statements for fiscal years ended December 31, 2005 and 2004.

Throughout the MD&A, data for all periods except as of and for the twelve months ended June 30, 2006, are derived from our audited combined and consolidated financial statements, which appear in this report. All data as of and for the twelve months ended June 30, 2006, are derived from our unaudited combined financial statements, which are not presented herein. Summary financial information for this period can be found in Note 17 to the financial statements.

Merger

Pursuant to the terms of an Agreement and Plan of Merger dated August 2, 2005, by and among the Company, BR Acquisition Corp., a wholly owned subsidiary of the Company and Bull Run, BR Acquisition Corp. was merged with and into the Company. As a result of the Merger, the Company is now comprised of its Newspaper Publishing segment, plus Bull Run’s Collegiate Marketing business segment and Association Management Services business segment, both of which are operated by wholly-owned subsidiary Host Communications, Inc., or Host.

Overview

We derive revenue from our Newspaper Publishing, Collegiate, and Association Management Services operations. Our Newspaper Publishing operations derive revenue primarily from three sources: retail advertising, circulation and classified advertising. Our Collegiate Marketing operations acquired on December 30, 2005 derive revenue from conducting sports and affinity marketing, printing and publishing. Our Association Management Services operations, also acquired on December 30, 2005, derive revenue from providing financial reporting, accounting, marketing, publishing, government lobbying, education, event management, Internet website management and membership growth activities to multi-national associations.

Our Newspaper Publishing operations’ advertising contracts are generally entered into annually and provide for a commitment as to the volume of advertising to be purchased by an advertiser during the year. Our Newspaper Publishing operations’ advertising revenues are primarily generated from local advertising and are generally highest in the second and fourth quarters of each calendar year.

Industry wide, newspaper subscriber circulation levels have been slowly declining. From December 31, 2004 through June 30, 2007, our aggregate daily circulation has declined approximately 8.4%. We attempt to offset declines in circulation and corresponding circulation revenue with strategies that include readership growth initiatives in Gwinnett and Newton County, Georgia and efforts to increase circulation among cable subscribers in Gwinnett County, Georgia under our unique relationship whereby newspaper subscriptions are sponsored by local cable companies.

Our Collegiate Marketing business provides sports marketing to a number of collegiate conferences and universities, and through a contract with CBS Sports, on behalf of the National Collegiate Athletic Association, or NCAA. Our Association Management Services business provides various associations with services such as member communication, recruitment and retention, conference planning, Internet web site management, marketing and administration.

Our Newspaper Publishing operations’ primary operating expenses are employee compensation, related benefits and newsprint costs. In addition, the operations incur overhead expenses, such as maintenance, supplies, insurance and utilities. A large portion of the operating expenses of the Newspaper Publishing operations are fixed, although our Newspaper Publishing operations have experienced significant variability in its newsprint costs in recent years. Historically, for the newspaper publishing industry, the price of newsprint has been cyclical and volatile. The industry average price for the twelve months ended June 30, 2007 was $643 per metric ton compared to the average price for the six months ended June 30, 2006 of $665. Prices fluctuate based on factors that include both foreign and domestic production capacity and consumption. Price fluctuations can have a significant effect on our results of operations. We seek to manage the effects of increases in prices of newsprint through a combination of technology improvements, page width and page count reductions, inventory management and advertising and circulation price increases. In addition, newspaper production costs are variable based on circulation and advertising volumes.

Discontinued Operations

On April 7, 2006, we entered into an asset exchange agreement with Community First Holdings, Inc. (CNHI), dated as of April 1, 2006, to exchange The Goshen News for the Jonesboro Group consisting of the Clayton News Daily, Clayton News Weekly, Henry Daily Herald and Jackson Progress-Argus. Subject to the terms and conditions of the agreement, effective as of April 1, 2006, CNHI assumed substantially all of the operating assets and assumed and became liable and otherwise responsible for substantially all of the operating liabilities and obligations of The Goshen News, and we assumed substantially all of the operating assets and assumed and became liable for substantially all of the liabilities of the Jonesboro Group. Accordingly, we have accounted for The Goshen News as a discontinued operation in the accompanying financial statements. The results of the Jonesboro Group operations are included in our results of operations for the three and twelve months ended June 30, 2006 and 2007. Additional information regarding the Jonesboro Group, its results of operations and its circulation are contained elsewhere in this Form 10-K.

We applied the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”) to the exchange of The Goshen News, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The table below summarizes the effect of the reclassification on the years ended December 31, 2004 and 2005 and the six months ended June 30, 2006:

	For the Year Ended December 31,		For the Six Months Ended June 30, 2006
	2004	2005
Operating revenue	$5,964	$5,966	$1,417
Income before taxes	1,771	1,613	445
Income tax expense	673	625	174
Income, net of tax	1,098	988	271
Gain on exchange, net of tax			5,685

On June 15, 2007, we entered into an agreement to sell substantially all of the assets and liabilities of our GrayLink Wireless business segment to a third party, effective June 22, 2007. Accordingly, the results of operations of the Wireless business segment for the years ended December 31, 2004 and 2005 and for the six and twelve months ended June 30, 2006 and 2007, have been reclassified to discontinued operations. Accordingly, we have accounted for GrayLink, LLC as a discontinued operation in the accompanying financial statements.

We applied the provisions of SFAS No. 144, to the sale of GrayLink, LLC, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The table below summarizes the effect of the reclassification on the years ended December 31, 2004 and 2005 and the six and twelve months ended June 30, 2006 and 2007:

	Year Ended December 31,		Six Months Ended June 30, 2006	Twelve Months Ended June 30, 2006
	2004	2005
Operating revenue	$8,129	$7,507	$3,457	$5,415
Income before taxes	759	(2,005)	280	(735)
Income tax expense (benefit)	283	(765)	76	(275)
Income, net of tax	476	(1,240)	204	(460)
Loss on sale, net of tax				(381)

Newspaper Publishing and Other Revenues

Set forth below are the principal types of revenues earned by our Newspaper Publishing, Collegiate Marketing, and Association Management operations for the periods indicated and the percentage contribution of each to our total revenues:

(Dollars in thousands)

	Year Ended December 31,				Six Months Ended June 30, 2006		Twelve Months Ended June 30, 2007
	2004		2005
	Amount	%	Amount	%	Amount	%	Amount	%
Publishing:
Retail	$21,425	55.2%	$23,057	57.1%	$11,882	23.3%	$26,299	20.2%
Classifieds	11,997	30.9%	12,672	31.4%	7,500	14.7%	16,071	12.3%
Circulation	4,620	11.9%	4,264	10.6%	2,195	4.3%	4,560	3.5%
Other	748	1.9%	244	0.6%	470	0.9%	1,534	1.2%

	$38,790	100.0%	$40,237	99.7%	$22,047	43.3%	$48,464	37.2%

Collegiate Marketing			$97	0.2%	$24,174	47.5%	$70,896	54.4%

Association Management Services			$16	0.0%	$4,701	9.2%	$10,941	8.4%

Total Revenues	$38,790	100.0%	$40,350	100.0%	$50,922	100.0%	$130,301	100.0%

Results of Operations

Twelve Months Ended June 30, 2007 compared to Twelve Months Ended June 30, 2006

The following analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements for the twelve months ended June 30, 2007 and the summary unaudited financial information as of and for the twelve months ended June 30, 2006, contained in Note 18 to the financial statements.

Revenues. Total revenues for the twelve months ended June 30, 2007 increased 18% to approximately $130.3 million from $110.5 million for the twelve months ended June 30, 2006.

•

Newspaper Publishing revenues increased 14% to approximately $48.5 million in 2007 compared to approximately $42.5 million for the twelve months ended June 30, 2006. Fiscal 2007 contains 12 months of revenue at the Jonesboro Group versus only 3 months in the prior year. An increase in classified advertising revenue of 18% was the primary contributor to the increase in Newspaper Publishing revenues. The increase in classified advertising was primarily driven by legal advertising. Retail advertising increased 9% with gains attributable to the Jonesboro Group and The Gwinnett Daily Post partially offset by the decline in the Albany market. Circulation revenue increased 7% reflecting strength at The Gwinnett Daily Post in addition to the Jonesboro Group.

•

Collegiate Marketing revenue increased 21% to approximately $70.9 million for the twelve months ended June 30, 2007 compared to approximately $58.5 million for the twelve months ended June 30, 2006. Advertising revenue increased $14.1 million primarily due to increased advertising sales at our university related properties. Collegiate advertising revenue increased due to significant additional marketing rights, such as signage and expanded broadcast rights, gained in contract renewals at two of our university properties as well as smaller increases across our other university related properties. Product sales and other revenue accounted for the remainder of the increase offset partially by declines in production services.

•

Association Management revenue increased 15% to approximately $10.9 million for the twelve months ended June 30, 2007 compared to approximately $9.5 million for the twelve months ended June 30, 2006. Management fees increased by approximately $1.3 million due primarily to the addition of an association to our Association Management portfolio. Advertising revenue increased approximately $0.2 million related to increased publication volume.

Operating Expenses. Operating expenses for the twelve months ended June 30, 2007 increased 20% to approximately $119.6 million compared to approximately $99.6 million for the twelve months ended June 30, 2006.

•

Newspaper Publishing expenses, before depreciation and amortization, increased 10% to approximately $34.1 million for the twelve months ended June 30, 2007 compared to approximately $31.2 million for the twelve months ended June 30, 2006.

•

Newsprint expense increased 7% to approximately $6.0 million for the twelve months ended June 30, 2007 compared to $5.6 million for the twelve months ended June 30, 2006. Fiscal 2007 contains twelve months of expense for the Jonesboro Group compared to three months in the prior year which is the primary cause of the increase in newsprint expense. Our average cost per metric ton of newsprint increased by $4 compared to the prior year. Total usage was approximately 9,700 metric tons during the twelve months ended June 30, 2007 compared to 9,200 metric tons during the twelve months ended June 30, 2006 with the increase due primarily to 12 months of usage at the Jonesboro Group in the current year versus only 3 months in the prior year.

•	Payroll expense increased 7% to approximately $15.3 million for the twelve months ended June 30, 2007 compared to approximately $14.2 million for the twelve months ended June 30, 2006.

•

Newspaper Publishing transportation service costs, which are primarily outsourced, increased 17% to approximately $4.9 million for the twelve months ended June 30, 2007 compared to approximately $4.2 million for the twelve months ended June 30, 2006. The increase in expense was primarily the result of increases in fuel costs.

•

Collegiate Marketing expenses, before depreciation and amortization, increased 20% to approximately $65.3 million for the twelve months ended June 30, 2007 compared to approximately $54.4 million for the twelve months ended June 30, 2006.

•

Guaranteed rights fees expense increased approximately 34% to $34.8 million for the twelve months ended June 30, 2007 compared to $26.0 million for the twelve months ended June 30, 2006. The increase was primarily due to increases in guaranteed rights fees related to two new contracts with significant additional marketing rights.

•

Sales commissions increased 122% to approximately $2.6 million for the twelve months ended June 30, 2007 compared to $1.2 million for the twelve months ended June 30, 2006 primarily due to the increase in revenue and a greater emphasis on incentive based compensation.

•

Publications expense increased to approximately $1.1 million for the twelve months ended June 30, 2007 compared to approximately $0.1 for the twelve months ended June 30, 2006 as we move production from our internal printing operation that was sold during fiscal 2007 to more cost effective outside printers.

•

Association Management expenses, before depreciation and amortization, increased 6% to approximately $7.8 million for the twelve months ended June 30, 2007 compared to $7.3 million for the twelve months ended June 30, 2006.

•

Payroll and related expenses increased 14% to approximately $4.9 million for the twelve months ended June 30, 2007 compared to approximately $4.3 million for the twelve months ended June 30, 2006. The increase was primarily due to increased personnel to manage a new association added to our portfolio at the beginning of the year.

Corporate and Administrative expenses, before depreciation and amortization, increased by 58% to approximately $5.7 million for the twelve months ended June 30, 2007 compared to $3.6 million for the twelve months ended June 30, 2006. Share-based compensation expense increased $1.0 million for the twelve months ended June 30, 2007 compared to the prior twelve months. Other compensation related expenses increased by $1.4 million for the twelve months ended June 30, 2007 which contained a full year of salaries for corporate personnel whereas the twelve months ended June 30, 2006 contained only six months of such salaries. The twelve months ended June 30, 2006 contained approximately $0.3 million of expenses related to the Merger that did not recur.

Depreciation of property and equipment totaled approximately $1.9 million and $1.7 million for the twelve months ended June 30, 2007 and 2006, respectively.

Amortization expense in connection with definite-lived intangible assets acquired in the Merger, the Swap and the acquisition of Pinnacle Sports Productions, LLC and its collegiate marketing rights, was $3.9 million for the twelve months ended June 30, 2007 compared to $1.4 million for the twelve months ended June 30, 2006 which contained only six months of such amortization.

Interest Expense. Interest expense incurred in connection with our credit facilities was approximately $13.2 million for the twelve months ended June 30, 2007 compared to $5.9 million for the twelve months ended June 30, 2006 which contained only six months of such expense. Interest expense related to our Series B preferred stock, a non-cash expense, was approximately $0.5 million for the twelve months ended June 30, 2007 compared to $0.2 million for the twelve months ended June 30, 2006 which contained only six months of such expense.

Debt issue cost amortization. Amortization of costs incurred in connection with our credit Facilities were approximately $1.3 million for the twelve months ended June 30, 2007 compared to $0.6 million for the twelve months ended June 30, 2006 which contained only six months of such costs. Debt issue costs are being amortized over four years, the estimated life of the loans.

Income tax benefit. Income tax benefit was approximately $1.6 million for the twelve months ended June 30, 2007 compared to a $1.4 million expense for the twelve months ended June 30, 2006. The effective tax rate was approximately 37% for the twelve months ended June 30, 2007 compared to approximately 42% for the twelve months ended June 30, 2006. The decrease in the effective tax rate compared to the prior year is primarily the result of a change in the future expected state tax rate that will more likely than not be in effect as applied to our deferred tax assets. We have recorded net operating loss carryforwards of approximately $31.5 million as deferred tax assets which begin to expire in 2018. We do not anticipate that all of our available net operating loss carryforward amounts for tax purposes obtained in the Merger or generated thereafter will ultimately be realized, due to their expiration or other limitations on utilization or the determination that it is more likely than not that they will not be fully utilized. As a result, as of June 30, 2007, we have recognized a valuation allowance of approximately $10.3 million against our net deferred tax assets which is an increase of $0.8 million over that of $9.5 million at June 30, 2006. We believe that it is more likely than not that we will be able to recognize our remaining net deferred tax assets, primarily based on our expected future taxable income projections. However, if we revise our estimate of the benefit expected to be derived from the net operating loss carryforward, the valuation allowance may be modified. Increases in the valuation allowance could increase the tax expense or decrease the tax benefit recognized in the period of the change in estimate. For periods in 2005 prior to the Spin-off, the tax provision was based on an allocation of income tax expense from Gray.

Discontinued operations. Loss from discontinued operations of approximately $0.5 million is reported net of tax, separate from continuing operations. In addition, we recorded a loss of $0.4 million, net of tax on disposal of GrayLink, LLC.

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

The following analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements for the six months ended June 30, 2006 and the summary unaudited financial information as of and for the six months ended June 30, 2005, contained in Note 18 to the financial statements.

Revenues. Total revenues for the six months ended June 30, 2006 increased 10% to approximately $50.9 million from $46.4 million for the six months ended June 30, 2005.

•

Newspaper Publishing revenues increased 11% to approximately $22.0 million for the six months ended June 30, 2006 compared to approximately $19.8 million for the six months ended June 30, 2005. An increase in classified advertising revenue of 16% was the primary contributor to the increase in Newspaper Publishing revenues. The increase in classified advertising was primarily driven by legal advertising. Retail advertising increased 7% with gains at The Gwinnett Daily Post partially offset by the decline in the Albany market. Circulation revenue increased 5% reflecting strength at The Gwinnett Daily Post.

•

Collegiate Marketing revenue increased 9% to approximately $24.2 million for the six months ended June 30, 2006 compared to approximately $22.3 million for the six months ended June 30, 2005. Advertising revenue increased $1.6 million primarily due to increased advertising sales of approximately $1.2 million at our university related properties and $0.4 million for our NCAA division. Collegiate advertising revenue increased due to significant additional marketing rights, such as signage and expanded broadcast rights, gained in contract renewals at two of our university properties as well as smaller increases across our other university related properties. Product sales and other revenue accounted for the remainder of the increase offset partially by declines in production services.

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

Operating Expenses. Operating expenses for the six months ended June 30, 2006 increased 13% to approximately $46.6 million compared to approximately $41.1 million for the six months ended June 30, 2005.

•

Newspaper Publishing expenses, before depreciation and amortization, increased 7% to approximately $15.8 million for the six months ended June 30, 2006 compared to approximately $14.7 million for the six months ended June 30, 2005.

•

Newsprint expense increased 16% to approximately $2.9 million for the six months ended June 30, 2006 compared to $2.5 million for the six months ended June 30, 2005. The increase in newsprint expense was primarily due to the increase in our average cost per metric ton of standard newsprint by $72 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Total usage was approximately 3,960 metric tons during the six months ended June 30, 2006 compared to 4,530 metric tons during the six months ended June 30, 2005.

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

•

Collegiate Marketing expenses, before depreciation and amortization, increased 1% to approximately $22.4 million for the six months ended June 30, 2006 compared to approximately $22.1 million for the six months ended June 30, 2005.

•

Guaranteed rights fees expense increased 20% to $9.9 million for the six months ended June 30, 2006 compared to $8.2 million for the six months ended June 30, 2005. The increase was primarily due to increases in guaranteed rights fees related to two new contracts with significant additional marketing rights.

•

Commissions expense decreased 61% to approximately $0.3 million for the six months ended June 30, 2006 compared to $0.9 million for the six months ended June 30, 2005. Due to a change in accounting period, commissions earned prior to January 1, 2005 were properly recorded during the Bull Run quarter ended February 2005 causing the six months ended June 30, 2005 to reflect commissions earned in a prior period resulting in substantially all of the decrease Commissions recorded for the six months ended June 30, 2006 correspond with the associated revenue for 2006.

•	Corporate overhead related expenses decreased approximately $0.5 million for the six months ended June 30, 2006. These costs were moved to Corporate expenses recorded by Triple Crown Media.

•

Association Management expenses, before depreciation and amortization, increased 17% to approximately $3.5 million for the six months ended June 30, 2006 compared to $3.0 million for the six months ended June 30, 2005.

•

Payroll and related expenses increased 22% to approximately $2.2 million for the six months ended June 30, 2006 compared to approximately $1.8 million for the six months ended June 30, 2005. The increase was primarily due to increased personnel to manage a new association added to our portfolio late in the same period of 2005.

Corporate and Administrative expenses for the six months ended June 30, 2006 of approximately $2.6 million included approximately $0.5 million of expense incurred in connection with the combination of the merged business and services related thereto. For the six months ended June 30, 2005, corporate and administrative expenses include only costs allocated to us by Gray, and therefore do not include certain costs incurred by a separate, stand-alone public company.

Depreciation of property and equipment totaled approximately $0.9 million and $0.8 million for the six months ended June 30, 2006 and 2005, respectively.

Amortization expense in connection with definite-lived intangible assets acquired in the Merger and Swap was $1.4 million for the six months ended June 30, 2006.

Interest Expense. Interest expense incurred in connection with our credit facilities was approximately $5.9 million for the six months ended June 30, 2006. Interest expense related to our Series B preferred stock, a non-cash expense, was approximately $0.2 million for such period. Interest expense of $0.8 million was recorded by Bull Run during the six months ended June 30, 2005, but no interest expense was recorded related to Newspaper Publishing during this period since prior to the Spin-off, Gray provided all of the capitalization for the Company.

Debt issue cost amortization. Amortization of costs incurred in connection with our credit facilities were approximately $0.6 million for the six months ended June 30, 2006. Such costs are being amortized over four years, the estimated life of the loans. There was no such expense for the six months ended June 30, 2005 prior to the Spin-off since Gray provided all of the capitalization for the Company.

Income tax benefit. Income tax benefit was approximately a $0.7 million for the six months ended June 30, 2006 compared to an approximate $1.3 million expense for the six months ended June 30, 2005. The effective tax rate was approximately 27% for the six months ended June 30, 2006 compared to approximately 28% for the six months ended June 30, 2005. We recognized net operating loss carryforwards of approximately $26.8 million as deferred tax assets which begin to expire in 2018. We do not anticipate that all of our available net operating loss carryforward amounts for tax purposes obtained in the Merger will ultimately be realized, due to their expiration or other limitations on utilization. As a result, as of June 30, 2006, we have recognized a valuation allowance of approximately $9.5 million for net deferred tax assets. We believe that it is more likely than not that we will be able to recognize our remaining net deferred tax assets, primarily based on our expected future taxable income projections. However, if we revise our estimate of the benefit expected to be derived from the net operating loss carryforward, the valuation allowance may be modified. Increases in the valuation allowance could increase the tax provision or decrease the tax benefit recognized in the period of the change in estimate. For periods in 2005 prior to the Spin-off, the tax provision was based on an allocation of income tax expense from Gray.

Discontinued operations. Income from discontinued operations related to The Goshen News and GrayLink, LLC of $0.5 million is reported net of tax, separate from continuing operations. In addition, we recorded a gain of $5.7 million, net of tax on disposal of The Goshen News.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Revenues. Total revenues for the year ended December 31, 2005 increased 4% to approximately $40.4 million.

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

Operating expenses. Operating expenses for the year ended December 31, 2005 increased 9% to approximately $32.6 million.

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

•

Newspaper Publishing transportation service costs, which are primarily outsourced, increased 11% to approximately $4.0 million for the year ended December 31, 2005 compared to approximately $3.6 million for the year ended December 31, 2004. The increase between the periods reflects general increases in fuel costs and the expanded distribution of the Sunday edition of The Gwinnett Daily Post, both of which resulted in higher rates paid to independent contractors.

•

Newspaper Publishing repairs and maintenance expense increased 64% to approximately $0.4 million in the year ended December 31, 2005 compared to approximately $0.3 million for the year ended December 31, 2004. The increase in expense was primarily the result of repairs to a printing press and other production equipment at The Gwinnett Daily Post and Albany Herald.

Depreciation of property and equipment totaled approximately $1.0 million and $0.8 for the years ended December 31, 2005 and 2004, respectively.

Income tax expense. Income tax expense was approximately $2.9 million and $3.4 million for the years ended December 31, 2005 and 2004, respectively. The effective tax rate was approximately 38% and 37% for each period, respectively, based on a separate return allocation of income tax expense by Gray prior to the Spin-off.

Discontinued operations. (Loss) and Income from discontinued operations of approximately ($0.3) million and $1.6 million for the years ended December 31, 2005 and 2004, respectively, is reported net of tax, separate from continuing operations related to The Goshen News, disposed of in 2006 and GrayLink, LLC disposed of in 2007.

Liquidity and Capital Resources

General

The following tables present cash flow data that we believe is helpful in evaluating our liquidity and capital resources:

(Dollars in thousands)

	Year Ended December 31,		Six Months Ended June 30, 2006	Twelve Months Ended June 30, 2007
	2004	2005
Net cash provided (used in) by continuing operations
Net cash provided by operating activities	$6,633	$9,090	$2,415	$1,131
Net cash used in investing activities	(2,927)	(76,015)	(1,069)	(5,850)
Net cash provided by (used in) financing activities	(6,765)	65,995	(3,710)	4,662
Net cash provided by (used in) discontinued operations	3,175	1,678	1,145	50

Net increase in cash and cash equivalents	$116	$748	$(1,219)	$(7)

(Dollars in thousands)

	December 31, 2005	June 30, 2006	June 30, 2007
Cash and cash equivalents	$1,392	$173	$166
Long-term debt, including current portion	$121,939	$119,276	$124,770

Twelve Months Ended June 30, 2007 compared to the Twelve Months Ended June 30, 2006

On a pro-forma basis giving effect to the Merger as if it occurred on December 31, 2004, cash provided from continuing operating activities decreased approximately $6.6 million primarily due to an increase of approximately $7.1 million cash used in renewing and increasing our rights at certain of our university properties. Cash used in accounts payable and accrued liabilities increased approximately $3.5 million compared to the prior year. These decreases in cash were partially offset by the increase in deferred revenue for our university properties of approximately $2.6 million over the prior year. Finally, cash increased approximately $1.1 million over the prior year related to decreases in other current assets of approximately $0.2 million compared to increases of approximately $0.8 million in the prior year.

Cash used in investing activities from continuing operations increased approximately $4.3 million due primarily to an increase in cash of $6.3 million used in the acquisition of Pinnacle Sports Production, LLC during the twelve months ended June 30, 2007 compared to the twelve months ended June 30, 2006. This was partially offset by $1.1 million provided by the sale of our printing assets and GrayLink, LLC Wireless business during 2007.

Cash provided by financing activities increased $5.4 million due primarily approximately $6.2 million drawn on our line of credit related to the purchase of Pinnacle Sports Productions, LLC, partially offset by approximately $0.7 million of debt issue costs related to refinancing our Credit Facilities.

Six Months Ended June 30, 2006 compared to the Six Months Ended June 30, 2005

On a pro-forma basis giving effect to the Merger as if it occurred on December 31, 2004, cash provided from continuing operations decreased approximately $5.0 million primarily due to (a) approximately $6.1 million of interest in 2006 compared to approximately $0.8 million in 2005; and (b) an approximate $2.0 million increase in corporate overhead in 2006 for expenses related to being a stand alone public company; partially offset by (i) an increase in operating income of approximately $1.5 million due primarily to increases in revenue at our Newspaper Publishing and Collegiate Marketing divisions over the prior year; and (ii) an approximate $1.3 million increase in deferred revenue over the prior year.

Net cash used in investing activities increased approximately $0.2 due primarily to the $0.6 million expenditure related to the acquisition of the Jonesboro Group in 2006 over the prior year.

Net cash used in financing activities increased approximately $4.8 million due to changes in our capital structure. In 2006, we had repayments, net of borrowings, of our Credit Facilities totaling approximately $2.7 million, paid the remaining approximately $0.6 million of our accrued distribution to Gray for reimbursement of certain expenses paid by Gray in 2006 in connection with the Spin-off and incurred approximately $0.4 million in debt issue costs in connection with our Credit Facilities.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Net cash provided by operating activities increased approximately $2.5 million primarily due to approximately a $1.9 million increase in cash provided by an increase in accrued income taxes of $0.9 million compared to a decrease of approximately $1.0 million in the prior year.

Net cash used in investing activities of continuing operations increased approximately $73.1 million due primarily to a $73.9 million net cash investment in connection with the Merger, offset by an approximate $0.9 million reduction in capital expenditures.

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

Off-Balance Sheet Arrangements

We have various operating lease commitments for equipment and real estate used for office space and production facilities. The minimum annual rental commitments under these and other operating leases, net of subleases, with an original lease term exceeding one year are approximately $1.7 million, $1.3 million, $0.8 million, $0.4 million and $0.3 million for the years ending June 30, 2008 through 2012, respectively, and $0.4 million thereafter.

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

Contractual Obligations as of June 30, 2007

(Dollars in thousands)	Payment Due by Period
Contractual Obligations	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Long-term debt obligations	$124,770	$8,492	$86,278	$30,000	$—
Interest obligations (1)	36,907	11,816	22,862	2,229	—
Operating lease obligations (2)	4,866	1,658	2,058	769	381
Purchase obligations (3)	375,288	42,024	80,701	72,296	180,267

	$541,831	$63,990	$191,899	$105,294	$180,648

(1)	Interest obligations assume the current contract LIBOR rate in effect at the date of this Form 10-K, as adjusted for the fixed interest rate under the interest rate swap agreement for the period during which the interest rate swap agreement will be effective. Interest obligations are presented through the maturity dates of each component of the credit facilities.

(2)	Operating lease obligations represent payment obligations under non-cancelable lease agreements classified as operating leases and disclosed pursuant to Statements of Financial Accounting Standards No. 13, “Accounting for Leases”, as may be modified or supplemented. These amounts are not recorded as liabilities as of the current balance sheet date. Operating lease obligations are presented net of future receipts on contracted sublease arrangements totaling approximately $0.6 million as of June 30, 2007.

(3)	Purchase obligations primarily consist of future guaranteed rights fee commitments to associations or institutions under contractual arrangements of typically three to ten years, which expire at varying times through 2019.

Dividends on Series A preferred stock and Series B preferred stock are payable annually at an annual rate of $40 and $60 per share, respectively, in cash or with the issuance of the respective preferred stock, at the Company’s option. If we were to fund dividends accruing during the year ending June 30, 2008 in cash, the total obligation would be approximately $3.0 million based on the number of shares of Series A and Series B preferred stock outstanding as of June 30, 2007.

Historically, we have funded our cash requirements for capital expenditures, operating lease commitments and working capital from Gray and the net cash provided by our operating activities. Excess cash of approximately $6.7 million for the year ended December 31, 2004 and approximately $8.1 million for the period January 1, 2005 to December 30, 2005, was transferred to Gray prior to the Spin-off. For all periods prior to the Spin-off, our capitalization consisted of non-interest bearing funding from Gray.

We currently anticipate that the cash requirements for capital expenditures, operating lease commitments and working capital with respect to the Newspaper Publishing business over the next few years will be generally consistent, in the aggregate, with historical levels and would likely be funded from cash provided by operating activities. Further, with the exception of significant outlays related to the renewal of a university contract and initial payments required under new university rights agreements, which will be funded through our existing revolving line of credit, we anticipate that the Collegiate Marketing and Association Management Services businesses will not require significant investments in working capital from year to year, although the seasonality of the Collegiate Marketing business causes seasonal cash requirements for working capital. These seasonal cash requirements, and any year to year cash requirements would likely be funded from cash provided by operating activities. In the aggregate, total capital expenditures are not expected to exceed $1.7 million for the year ending June 30, 2008.

On December 30, 2005, we entered into a senior secured credit facility, with Wachovia Bank, National Association (“Wachovia”), among others, for debt financing in an aggregate principal amount of up to $140 million, consisting of a 4-year $20 million revolving credit facility (the “First Lien Revolving Credit Facility”), a 4.5-year $90 million first lien term loan (the “First Lien Term Loan Facility” and, together with the First Lien Revolving Credit Facility, the “First Lien Credit Facility”) and a 5-year $30 million second lien term loan (the “Second Lien Credit Facility” and, together with the First Lien Credit Facility, the “Credit Facilities”). The interest rate is based on the bank lender’s base rate (generally reflecting the lender’s prime rate) or LIBOR plus in each case a specified margin, and for revolving and first lien term loan advances, the margin is based upon our debt leverage ratio as defined in the agreement. On September 18, 2006, we amended the Credit Facilities in conjunction with our acquisition of Pinnacle Sports Promotions, LLC. Pursuant to the amendment, amounts under the First Lien Revolving Credit Facility may be borrowed, repaid and reborrowed by the Company from time to time until maturity. Interest for borrowings under the First Lien Revolving Credit Facility is currently based, at our option, on either (a) 2.25% per annum plus the higher of (1) the prime rate of interest announced or established by Wachovia from time to time, and (2) the Federal funds rate plus 0.50% per annum (the “Base Rate”) or (b) 3.25% per annum plus the applicable London Interbank Offered Rate (“LIBOR”) rate for Eurocurrency borrowings. If and when we meet certain leverage ratio criteria under the First Lien Credit Facility, our interest rate may decline at .25% increments to (a) 1.50% per annum above the Base Rate or (b) 2.50% per annum above the applicable LIBOR rate for Eurocurrency borrowings. We currently anticipate that we will not qualify for a reduction in our Base Rate of LIBOR applicable margins of 2.25% and 3.25%, respectively, for at least the next year. Interest for borrowings under the First Lien Term Credit Facility is based, at our option, on either (a) 2.50% per annum plus the higher of (1) the prime rate of interest announced or established by Wachovia from time to time, and (2) the Federal funds rate plus 0.50% per annum (the “Base Rate”) or (b) 3.50% per annum plus the applicable LIBOR rate for Eurocurrency borrowings, subject to adjustment based on our credit ratings assigned by Standards & Poors and Moody’s. Interest under the Second Lien Credit Facility is based upon (a) 8.50% per annum above the Base Rate or (b) 9.50% per annum above the applicable LIBOR rate for Eurocurrency borrowings, subject to adjustment based on our credit ratings assigned by Standards & Poors and Moody’s. As of June 30, 2007, the interest rates on the first lien and second lien term loans were approximately 8.9% and 14.9%, respectively.

The first lien term loan facility requires payments of approximately $0.9 million per annum in equal quarterly installments. Aggregate interest expense on the first and second lien term loans is approximately $11 to $12 million per year. The cash required to service the debt is currently expected to be funded from cash generated by operating activities. In addition, we have access to the $20 million revolving credit facility to support cash liquidity needs, subject to debt leverage ratio requirements tested as of the end of each quarterly period. At June 30, 2007, our term loans were fully funded and there was $7.6 million outstanding under the First Lien Revolving Credit Facility, thereby allowing approximately $2.0 million in available borrowing capacity, subject to the adherence to leverage ratio financial covenants measured quarterly.

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

Seasonal fluctuations in our business place increased demands on our revolving credit line. Accordingly, our revolving credit line availability during our seasonally slower cash flow generating periods of the year can be at or near zero. We believe our current revolving line of credit is adequate to meet our borrowing needs.

Certain Relationships

Effective at the time of the Spin-off, we obtained certain workers compensation insurance coverage under an insurance contract with Georgia Casualty & Surety Co., which is a wholly-owned subsidiary of Atlantic American Corporation, a publicly traded company in which J. Mack Robinson (beneficial owner of approximately 9.6% of the outstanding shares of our common stock and all of the outstanding shares of our preferred stock) and certain of his affiliates have a substantial ownership interest, and a company of which Hilton H. Howell, a member of our board of directors and Mr. Robinson’s son-in-law, is an executive officer. Prior to the Spin-off Gray had a similar insurance contract with the same company. For each of the years ended December 31, 2004 and 2005, and the six and twelve months ended June 30, 2006 and 2007, our workers’ compensation insurance expense attributable to Gray’s insurance contract with Georgia Casualty was approximately $0.2 million.

Through a rights-sharing agreement by and between Host and Gray, effective prior to the Merger, we participate jointly with Gray in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities of one university. In Host’s role under the agreement with Gray, Host manages the preponderance of the revenue-generating and sales fulfillment activities and provides all administrative functions for Host and Gray. As a result, Host recognized the total revenues derived and expenses incurred in connection with services performed on behalf of the university, and Host expensed the amounts paid to Gray under the rights-sharing agreement as a rights fee. In April 2005, Host, Gray and the university entered into a new agreement for expanded sports marketing rights for an initial seven year term with an option to extend the license for three additional years. At the same time, Host and Gray entered into a new rights sharing agreement for the same 10-year period. Under the April 2005 agreement with Gray, subsequent to the Merger, we continue to recognize the total revenues derived and total expenses incurred in connection with services performed on behalf of the university, and expense amounts payable to Gray as a component of our rights fee expense. The amount payable to Gray will be 50% of the profit, in excess of thresholds agreed upon by Host and Gray, to be derived from these marketing activities, as determined at the conclusion of each contract year. As of June 30, 2007, there were no accrued fees payable to Gray under the current rights-sharing agreement. Our relationship with Gray is described further in other notes to the financial statements.

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

Revenue Recognition and Rights Fee Expenses

With respect to the Collegiate Marketing and Association Management Services segments, revenue from services is recognized as the services are rendered, and consists primarily of advertising revenues in connection with broadcast and print media sold by us, the rights to which are generally acquired by us under multi-media rights agreements with collegiate institutions or associations. Advertising revenues are recognized when the event occurs or the publication is publicly distributed. In addition, to a lesser extent, we derive revenue from corporate sponsorship and licensing arrangements, association management fees, radio station rights fees, sales of commercial printing and other miscellaneous revenues generated from product sales. Corporate sponsorships related to specific events are recognized when the event occurs or as the events occur. Corporate sponsor license fee revenue that is not related to specific events is recognized evenly over the term of the contract year as the related services are performed. Radio station rights fees are recognized ratably as the games to which those rights relate are broadcast. Sales of commercial printing and other product sales are recognized when title passes to the customer or in the case of vending revenues, when the game is played.

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

In certain circumstances, we enter into contractual arrangements with associations or institutions that we represent in various capacities which involve the payment of guaranteed rights fees. These contracts are typically multi-year arrangements with the amount guaranteed in each respective year increasing over the life of the contract such that guaranteed rights fees increase in proportion to the expected increase in revenue over the life of the contract. Guaranteed rights fee expense that is not related to specific events is recognized in accordance with each year’s individual contractual obligation as defined in the applicable underlying multi year contract. Each individual year’s contractual obligation is recognized on a straight line basis. We believe that this is a systematic and rational method for recognizing these obligations. Our contractual arrangements with associations or institutions may also involve net profit sharing arrangements based on the net profit associated with services rendered under the contract. Profit split expense is accrued over the contract period, based on estimates, and is adjusted at the end of the contract term in order to reflect the actual profit split. Estimates used in the determination of profit split expense are updated monthly and adjusted to actual when the profit split settlement is determined at the end of each contract year.

Valuation and Impairment Testing of Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we do not amortize goodwill and certain intangible assets with indefinite useful lives. Instead, SFAS 142 requires that we review goodwill and intangible assets deemed to have indefinite useful lives on at least an annual basis. We perform our annual impairment review during the fourth quarter of each year or whenever events or changes in circumstances indicate that such assets might be impaired. Based on our impairment testing as of and for the twelve months ended June 30, 2007, no impairment was deemed necessary.

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

For purposes of testing goodwill impairment, each of the Gwinnett Daily Post, Rockdale/Newton Citizen and the Jonesboro Group, our Collegiate Marketing business and our Association Management Services business are each considered a separate reporting unit. There is no recorded goodwill associated with the Albany Herald.

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

Goodwill and intangibles, net of accumulated amortization, were approximately $111.6 million as of June 30, 2006 and $113.0 million as of June 30, 2007, of which, goodwill was approximately $87.5 million and $87.8 million as of each date, respectively. The carrying value of goodwill and acquired intangibles, net of accumulated amortization, represented approximately 65% of our total assets as of June 30, 2007.

Deferred Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on certain deferred tax assets if it is more likely than not that some or all of these deferred tax assets will not be realized. We do not anticipate that all of our available net operating loss carryforward amounts for tax purposes obtained in the Merger will ultimately be realized, due to their expiration or other limitations on utilization. As a result, as of June 30, 2007, we have recognized a valuation allowance of approximately $10.3 million for net deferred tax assets. If and when we revise our estimate of the benefit expected to be derived from the net operating loss carryforward, the valuation allowance may be modified. Increases in the valuation allowance could increase the tax provision or decrease the tax benefit recognized in the period of the change in estimate. During the year ended June 30, 2007 we recognized a change in the valuation allowance of approximately $0.8 million due primarily to a change in the future expected state tax rates. The net operating loss carryforward for federal tax purposes begins to expire in 2018.

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

Recent Accounting Pronouncements

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 applies to all tax positions related to income taxes subject to FAS 109, “Accounting for Income Taxes”. Under FIN 48, a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the de-recognition of previously recognized tax benefits, and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006, and will be effective for our first quarter of fiscal 2008, which began on July 1, 2007. Differences for amounts recognized in the statements of operations prior to and after the adoption of FIN 48 would be accounted for as a cumulative effect adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used in measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115”. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. This standard is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 on our Consolidated Financial Statements.

Interest Rate and Market Rate Risk

We are exposed to changes in interest rates due to our financing of our acquisitions, investments and operations. Interest rate risk is present with both fixed and floating rate debt. Based on our debt profile as of June 30, 2007, a 100 basis point increase in market interest rates would increase interest expense and decrease pretax income (or increase pretax loss) by approximately $1.2 million annually. This amount was determined based on our floating rate debt. This amount does not include the effects of certain potential results of increased interest rates, such as reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in our financial structure that could occur if interest rates were higher.

In February 2006, we entered into an interest rate swap agreement effective in June 2006 and terminating in March 2009. Under the agreement, we converted a notional amount of $60 million of floating rate debt (currently bearing interest at LIBOR plus the currently applicable margin of 3.26%) to fixed rate debt, bearing interest at 5.05% plus the applicable margin. The interest rate swap has been designated as a cash-flow hedge against the anticipated interest payments on $60 million of the first lien term loan. As a result of this interest rate swap and the resulting payment of interest at fixed rates on $60 million of our debt, the effect of a 100 basis point change in market interest rates on interest expense and pretax income or loss, assuming the interest rate swap agreement was effective as of the beginning of the year, would be $0.6 million less than indicated in the preceding paragraph.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

See “Interest Rate and Market Rate Risk” in Item 7 of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data

Combined and Consolidated Financial Statements of Triple Crown Media, Inc.

Page

Report of Independent Registered Public Accounting Firm – BDO Seidman, LLP	44

Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP	45

Consolidated Balance Sheets as of June 30, 2006 and June 30, 2007	46

Combined Statements of Operations for the years ended December 31, 2004, and Consolidated Statements of Operations for the year ended December 31, 2005, the six months ended June 30, 2006 and the twelve months ended June 30, 2007	47

Combined Statements of Stockholders’ Equity for the years ended December 31, 2004, and Consolidated Statements of Stockholders’ Equity (Deficit) And Comprehensive Income for the year ended December 31, 2005, the six months ended June 30, 2006 and the twelve months ended June 30, 2007	48

Combined Statements of Cash Flows for the years ended December 31, 2004, and Consolidated Statements of Cash Flows for the year ended December 31, 2005, the six months ended June 30, 2006 and the twelve months ended June 30, 2007	49

Notes to the Combined and Consolidated Financial Statement	50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Triple Crown Media, Inc.

Lexington, Kentucky

We have audited the accompanying consolidated balance sheets of Triple Crown Media, Inc. and subsidiaries as of June 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income, and cash flows for the twelve months and six months then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Triple Crown Media, Inc. and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and cash flows for the twelve months and six months then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Atlanta, Georgia

September 27, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Triple Crown Media, Inc:

In our opinion, the combined and consolidated statements of operations, of stockholders’ equity (deficit) and comprehensive income, and of cash flows of Triple Crown Media, Inc. present fairly, in all material respects, the combined results of operations and cash flows for the year ended December 31, 2004, and the consolidated results of operations and cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the requirements of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Louisville, Kentucky

March 30, 2006, except for Note 11, as to which the date is September 27, 2007

TRIPLE CROWN MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2006	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$173	$166
Accounts receivable, less allowance for doubtful accounts of $427 and $420, respectively	10,175	12,371
Inventories	1,189	381
Other current assets	1,909	2,846
Assets of business held for sale	1,586

Total current assets	15,032	15,764

Property and equipment:
Land	1,993	1,993
Buildings and improvements	7,654	7,754
Equipment	16,333	19,418

	25,980	29,165
Accumulated depreciation	(13,407)	(15,565)

	12,573	13,600
Goodwill	87,475	87,757
Other intangible assets, net	24,117	25,267
Deferred income taxes	16,193	19,316
Other assets	6,885	12,758
Assets of business held for sale, non-current	1,300

Total assets	$163,575	$174,462

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt and line of credit	$900	$8,492
Accounts payable	3,573	8,979
Accrued expenses	11,066	11,907
Accrued fees payable to Gray Television, Inc.	3,420
Federal and state income taxes	76
Deferred revenue	4,078	9,346
Liabilities of business held for sale	1,158	333

Total current liabilities	24,271	39,057
Long-term debt	118,376	116,278
Deferred income taxes
Other liabilities	2,304	3,349
Liabilities of business held for sale, non-current	28
Series B redeemable preferred stock, $.001 par value (authorized 20,000 shares; issued and outstanding 6,050 shares; $6,050 liquidation value)	4,425	4,515

Total liabilities	149,404	163,199

Series A redeemable, convertible preferred stock, $.001 par value (authorized 50,000 shares; issued and outstanding 20,890 shares; $20,890 liquidation value)	16,885	17,135
Commitments and contingencies
Stockholders’ Deficit:
Common stock, par value $0.001 (authorized 25,000 shares, issued and outstanding (5,187 and 5,460 shares, respectively)	5	5
Additional paid-in capital	3,453	5,128
Accumulated deficit	(6,572)	(11,134)
Accumulated other comprehensive income, net of tax	400	129

Total stockholders’ deficit	(2,714)	(5,872)

Total liabilities, preferred stock and stockholders’ deficit	$163,575	$174,462

The accompanying notes are an integral part of these consolidated financial statements.

TRIPLE CROWN MEDIA, INC.

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year Ended December 31,		Six Months Ended June 30, 2006	Twelve Months Ended June 30, 2007
	2004	2005
Operating revenues:
Publishing	$38,790	$40,237	$22,047	$48,464
Collegiate marketing		97	24,174	70,896
Association management services		16	4,701	10,941

	38,790	40,350	50,922	130,301
Expenses:
Operating expenses before depreciation, amortization and loss on disposal of assets, net:
Publishing	27,716	30,304	15,829	34,104
Collegiate marketing		101	22,370	65,347
Association management services		12	3,472	7,762
Corporate and administrative	1,209	1,117	2,594	5,711
Depreciation	809	987	918	1,858
Amortization of intangible assets	5	10	1,406	3,920
Loss on disposal of assets, net	49	47	—	930

	29,788	32,578	46,589	119,632

Operating income	9,002	7,772	4,333	10,669
Other income (expense):
Interest expense related to Series B preferred stock		(1)	(226)	(453)
Interest expense, other	(3)	(236)	(5,917)	(13,247)
Debt issue cost amortization		(3)	(608)	(1,276)
Miscellaneous income, net	37			100

Income (loss) from continuing operations before income taxes	9,036	7,532	(2,418)	(4,207)
Income tax expense (benefit)	3,355	2,863	(654)	(1,572)

Earnings (loss) from continuing operations	5,681	4,669	(1,764)	(2,635)
Income (loss) from discontinued operations, net of tax	1,574	(252)	475	(460)
Gain (loss) on disposal of discontinued operations, net of tax			5,685	(381)

Net income (loss)	7,255	4,417	4,396	(3,476)
Series A preferred stock dividends accrued		(3)	(542)	(1,086)

Net income (loss) available to common stockholders	$7,255	$4,414	$3,854	$(4,562)

Basic and diluted per share information:
Earnings (loss) from continuing operations	$1.17	$0.96	$(0.34)	$(0.50)
Income (loss) from discontinued operations	$0.32	$(0.05)	$0.09	$(0.09)
Gain (loss) on disposal of discontinued operations, net of tax			$1.11	$(0.07)
Net income (loss)	$1.49	$0.91	$0.86	$(0.66)
Net income (loss) available to common stockholders	$1.49	$0.91	$0.75	$(0.87)
Weighted average shares outstanding	4,870	4,871	5,139	5,246

The accompanying notes are an integral part of these combined and consolidated financial statements.

TRIPLE CROWN MEDIA, INC.

COMBINED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME

(Amounts in thousands)

	Owner’s Net Investment	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income, Net	Total Stockholders’ Equity (Deficit)	Current Year Comprehensive Income
Balance as of December 31, 2003	$29,254					$29,254
Net income	7,255					7,255
Net transfers to Gray Television, Inc.	(6,709)					(6,709)

Balance as of December 31, 2004	29,800					29,800
Net income	4,482			(65)		4,417
Net transfers to Gray Television, Inc.	(4,895)					(4,895)
Common stock issued in Spin-off (4,870 shares)		5				5
Increase in deferred income taxes for
Gray’s tax gain on Spin-off	4,855					4,855
Distribution to Gray under terms of Spin-off	(44,600)					(44,600)
Reclassify owner’s net investment to accumulated deficit	10,358			(10,358)		—
Common stock issued in Merger transaction (258 shares)			3,211			3,211
Series A preferred dividends accrued				(3)		(3)

Balance as of December 31, 2005	$0	$5	$3,211	$(10,426)		$(7,210)
Issuance of restricted stock (35 shares)			20			20
Issuance of common stock to 401K plan (24 Shares)			157			157
Issuance of stock options (374 shares)			65			65
Net Income				4,396		4,396	4,396
Series A preferred dividends accrued				(542)		(542)
Net change in accumulated other comprehensive income, net of tax					400	400	400

Total comprehensive income							$4,796

Balance as of June 30, 2006	$0	$5	$3,453	$(6,572)	$400	(2,714)
Issuance of restricted stock (120 shares)			149			149
Issuance of common stock to 401K plan (52 shares)			423			423
Issuance of common stock for acquisition (56 shares)			406			406
Issuance of unrestricted common stock (40 shares)			351			351
Stock options exercised (4 shares)			21			21
Issuance of stock options (45 shares)			325			325
Net Loss				(3,476)		(3,476)	(3,476)
Series A preferred dividends accrued				(1,086)		(1,086)
Net change in accumulated other comprehensive loss, net of tax					(271)	(271)	(271)

Total comprehensive Loss							$(3,747)

Balance as of June 30, 2007	$0	$5	$5,128	$(11,134)	$129	$(5,872)

The accompanying notes are an integral part of these combined and consolidated financial statements.

TRIPLE CROWN MEDIA, INC.

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

			Six Months Ended June 30, 2006	Twelve Months Ended June 30, 2007
	Year Ended December 31,
	2004	2005
Operating activities:
Net income (loss)	$7,255	$4,417	$4,396	$(3,476)
(Income) loss from discontinued operations	(1,574)	252	(475)	460
(Gain) loss from sale of discontinued operations			(5,685)	381

Income (loss) from continuing operations	$5,681	$4,669	$(1,764)	$(2,635)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	809	987	918	1,858
Amortization	5	13	2,014	5,196
Provision for bad debt	288	165	146	399
Interest accrued on redeemable preferred stock			226	453
Loss (gain) on disposal of assets, net	49	47		930
Stock compensation expense			85	847
Issuance of common stock to 401K plan			157	423
Deferred income taxes	1,121	1,481	(2,997)	(2,285)
Changes in operating assets and liabilities:
Accounts receivable, net	(748)	25	11,982	(612)
Inventories	220	219	126	520
Other current assets	(4)	(19)	(749)	249
Accounts payable and accrued expenses	220	615	(4,900)	(222)
Accrued income taxes	(1,010)	866	76	(76)
Deferred revenue	10	(140)	(1,906)	3,901
Other assets and liabilities	(8)	162	(999)	(7,815)

Net cash provided by continuing operations	6,633	9,090	2,415	1,131
Net cash provided by discontinued operations	3,569	298	1,145	122

Net cash provided by operating activities	10,202	9,388	3,560	1,253
Investing activities:
Purchases of property and equipment	(2,987)	(2,096)	(484)	(739)
Proceeds from asset sales	55	9		1,196
Acquisition of business, net of cash acquired		(73,928)	(585)	(6,307)
Other	5

Net cash used in continuing operations	(2,927)	(76,015)	(1,069)	(5,850)
Net cash used in discontinued operations	(394)	1,380		(72)

Net cash used in investing activities	(3,321)	(74,635)	(1,069)	(5,922)
Financing activities:
Proceeds from borrowings on revolving line of credit		1,939	8,500	31,300
Proceeds from borrowings on long-term debt		120,000
Distributions paid to Gray Television, Inc.		(43,953)	(647)
Other transfers to Gray Television, Inc., net	(6,709)	(8,103)
Repayments of borrowings on debt	(56)		(11,163)	(25,806)
Principal payments under capital lease obligations				(137)
Debt issue costs		(3,888)	(400)	(695)

Net cash provided by (used in) financing activities	(6,765)	65,995	(3,710)	4,662

Increase (decrease) in cash and cash equivalents	116	748	(1,219)	(7)
Cash and cash equivalents, beginning of period	528	644	1,392	173

Cash and cash equivalents, end of period	$644	$1,392	$173	$166

Supplemental schedule of non cash financing activities
Capital leases				$2,508

The accompanying notes are an integral part of these combined and consolidated financial statements.

TRIPLE CROWN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Until December 30, 2005, Triple Crown Media, Inc., or the Company, was comprised of the Newspaper Publishing business and GrayLink Wireless business owned and operated by Gray Television, Inc., or Gray, operating as wholly-owned subsidiaries or divisions of Gray.

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

Following the consummation of the Merger on December 30, 2005, the Company was comprised of the Newspaper Publishing segment formerly owned and operated by Gray, plus Bull Run’s Collegiate Marketing business segment and Association Management Services business segment, both of which are operated by a wholly-owned subsidiary, Host Communications, Inc., or Host.

The Company sold its Wireless business, operated as GrayLink, LLC, on June 22, 2007. Accordingly, we have reclassified the results of operations and financial position to discontinued operations in this Form 10-K.

Hereinafter, all references to Triple Crown Media, Inc., the “Company,” “TCM,” “we,” “us,” or “our” in these footnotes refer to the combined businesses.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying combined financial statements for the year ended December 31, 2004, were derived from the financial statements and accounting records of Gray using the historical results of operations and historical basis of the assets and liabilities of our Newspaper Publishing business and include those assets, liabilities, revenues, and expenses directly attributable to our operations and allocations of certain Gray corporate expenses to us. These amounts were allocated to us on the basis that is considered by us and Gray to reflect most fairly or reasonably the utilization of the services provided to, or the benefits received by, us. We believe the methods used to allocate these amounts were reasonable. All significant intercompany accounts and transactions were eliminated. Discontinued operations reflects the results of operations for the GrayLink Wireless business segment that was part of the Spin-off, but sold on June 22, 2007. For more information regarding discontinued operations refer to Note 11 to these financial statements.

The accompanying consolidated financial statements as of and for the year ended December 31, 2005, reflecting the effects of the Spin-off and Merger, include the accounts of the Company and its wholly owned subsidiaries, including those acquired in the Merger, after elimination of intercompany accounts and transactions. The results of operations for the year ended December 31, 2005 include the combined operating results of our Newspaper Publishing business for 364 days as part of Gray through the date of the Spin-off and the consolidated operating results of the Company, after giving effect to the Merger, as a stand-alone company for the one day after the Spin-off.

The financial information included herein is not necessarily indicative of our future financial position, results of operations, or cash flows, nor is it necessarily indicative of what the financial position, results of operations, or cash flows would have been had we operated as a stand-alone entity during the periods prior to the Spin-off. The combined financial statements also do not reflect the many significant changes that have occurred in our operations as a result of becoming a stand-alone public entity following the close of business on December 30, 2005.

The accompanying consolidated financial statements as of and for the six and twelve months ended June 30, 2006 and 2007 reflect the results of the operations of the Company post Spin-Off and post Merger. The results of operations for the six months ended June 30, 2006 include the consolidated results for 181 days as a stand-alone company. The financial information included herein is not necessarily indicative of our future financial position, results of operations, or cash flows, nor is it necessarily indicative of what the financial position, results of operations, or cash flows would have been had we operated as a stand-alone entity for a full year although the consolidated balance sheet presented as of June 30, 2006 does reflect our financial position as a stand-alone entity. The twelve months ended June 30, 2007 reflect our first full year operated as a stand-alone entity.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Change in Fiscal Year — In April 2006, we elected to change our fiscal year end from December 31 to a new fiscal year end of June 30. As a result of the change, our quarterly reporting periods are now comprised of the three calendar months ending September 30, December 31, March 31 and June 30. A June 30 fiscal year end is consistent with the seasonal business cycle of our Collegiate Marketing segment.

Revenue Recognition, Rights Fee Expenses and Seasonality – Newspaper Publishing revenue is generated primarily from circulation and advertising revenue. Advertising revenue is billed to the customer and recognized when the advertisement is published. We bill our customers in advance for newspaper subscriptions and the related revenues are recognized over the period the service is provided on a straight-line basis.

Revenue derived by our Collegiate Marketing segment and Association Management services segment are recognized as the services are rendered, and consist primarily of advertising revenues in connection with broadcast and print media sold by us, the rights to which are generally acquired by us under multi-media rights agreements with collegiate institutions or associations. Advertising revenues are recognized when the event occurs or the publication is publicly distributed. In addition, to a lesser extent, we derive revenue from corporate sponsorship and licensing arrangements, association management fees, radio station rights fees, sales of commercial printing and other miscellaneous revenues generated from product sales. Corporate sponsorships related to specific events are recognized when the event occurs or the events occur. Corporate sponsor license fee revenue that is not related to specific events is recognized evenly over the term of the licensing arrangement. Association management fees are recognized over the term of the contract year as the related services are performed. Radio station rights fees are recognized ratably as the games as to which those rights relate are broadcast. Sales of commercial printing and other product sales are recognized when title passes to the customer, or in the case of vending revenues, when the game is played.

Our Collegiate Marketing business is seasonal in nature. We derive a significant portion of our income from collegiate football and collegiate basketball. Typically, our quarters ended December 31 and March 31 correspond with the collegiate football and collegiate basketball seasons and are our highest revenue quarters, the quarter ended September 30 is weaker and the quarter ended June 30 shows the least revenue. Our operating results trend with this seasonality. Our Newspaper Publishing and Association Management segments are generally consistent throughout the year and do not fluctuate significantly from quarter to quarter.

In certain circumstances, we enter into contractual arrangements with associations or institutions that we represent in various capacities which involve the payment of guaranteed rights fees. These contracts are typically multi-year arrangements with the amount guaranteed in each respective year increasing over the life of the contract such that guaranteed rights fees increase in proportion to the expected increase in revenue over the life of the contract. Guaranteed rights fee expense that is not related to specific events is recognized in accordance with each year’s individual contractual obligation as defined in the applicable underlying multi year contract. Each individual year’s contractual obligation is recognized on a straight line basis over that year. We believe that this is a systematic and rational method for recognizing these obligations. Our contractual arrangements with associations or institutions may also involve net profit sharing arrangements based on the net profit associated with services rendered under the contract. Profit split expense is accrued over the contract period, based on estimates, and is adjusted at the end of the contract term in order to reflect the actual profit split. Estimates used in the determination of profit split expense are updated monthly and adjusted to actual when the profit split settlement is determined at the end of each contract year.

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

Shipping and handling fees billed to customers are classified in net sales in the consolidated statements of operations. Shipping and handling costs incurred are classified in operating expenses before depreciation, amortization and loss on disposal of assets in the consolidated statements of operations.

Advertising Expense – Advertising expense is expensed immediately when incurred. Our advertising expense is summarized as follows:

	Year Ended December 31,		Six Months Ended June 30, 2006	Twelve Months Ended June 30, 2007
	2004	2005
Newspaper publishing	$116	$91	$57	$279
Collegiate marketing			252	542
Association management			28	—

	$116	$91	$337	$821

Cash and Cash Equivalents – Cash equivalents consist of highly liquid investments that are readily convertible to known amounts of cash and have a maturity of three months or less when purchased. Our cash and cash equivalents were held by a single major financial institution until the Spin-off, and by primarily two major financial institutions thereafter; however, risk of loss is mitigated by the size and the financial health of the institutions.

Accounts Receivable and Credit Risk – Accounts receivable include customer billings on invoices issued by us, and to a lesser extent, unbilled receivables for contracted services billed after the service is rendered or the revenue is earned. In the Collegiate Marketing segment, in certain situations, we may invoice certain customers 30 to 60 days in advance, in which case, revenue is deferred until earned. Likewise, our newspaper subscribers may also be billed in advance.

Our Newspaper Publishing business provides print advertising, and our Collegiate Marketing business provides radio and television broadcast, print and signage advertising, to national and local advertisers within the geographic areas in which we operate. Credit is extended based on an evaluation of our customer’s financial condition, and generally advance payment is not required. Credit losses are provided for in the financial statements and consistently have been within management’s expectations.

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

			Six Months Ended June 30, 2006	Twelve Months Ended June 30, 2007
	Year Ended December 31,
	2004	2005
Balance at beginning of period	$135	$195	$498	$427
Addition of acquired business		341	(5)	—
Provision for bad debts	288	165	146	399
Write-offs	(228)	(203)	(212)	(406)

Balance at end of period	$195	$498	$427	$420

Inventories – Inventories are stated at the lower of cost or market. Newspaper Publishing inventories consist principally of newsprint and printing supplies. Inventories related to the Collegiate Marketing segment and Association Management segment consist primarily of publications for sale at collegiate sporting events. Inventories are accounted for using the average cost method. We do not record an allowance for inventory obsolescence because our existing newsprint inventories are generally utilized in revenue producing activities within approximately 30 and 60 days, respectively, of their initial purchase. Inventory amounts are as follows:

	June 30, 2006	June 30, 2007
Publishing inventories	$647	$310
Collegiate marketing inventories	542	71

	$1,189	$381

Property and Equipment – Property and equipment are carried at cost. Depreciation is computed principally by the straight-line method. Buildings, improvements and equipment are generally depreciated over estimated useful lives of 30 to 35 years, 10 to 15 years and 3 to 10 years, respectively. Leasehold improvements are depreciated over the lesser of the economic useful life of the asset or the remaining life of the underlying lease. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period.

Income Taxes – We account for income taxes under Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred assets to the amount more likely than not to be recognized.

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

Had compensation expense related to outstanding options for Gray common stock prior to the Spin-off been determined based on the fair value at the grant dates consistent with SFAS 123R, net income (loss) available to common stockholders and earnings per share would be as reflected below:

	Year Ended December 31,
	2004	2005
Net income available to common stockholders, as reported	$7,255	$4,414
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(70)	(31)

Net income available to common stockholders, pro forma	$7,185	$4,383

Net income available to common stockholders per share:
Basic and diluted, as reported	$1.49	$0.91
Basic and diluted, pro forma	$1.48	$0.90

The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004 and 2005 respectively: risk-free interest rates of 3.53% and 3.81%; dividend yields of 0.90% and 0.86%; volatility factors of the expected market price of Gray’s common stock of 0.30 and 0.30; and a weighted-average expected life of the options of 3.4 and 3.0 years.

See Note 13 for further information regarding stock-based compensation.

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

Prior to the Merger, we had relatively few intangible assets aside from our goodwill which is required to be considered an indefinite-lived asset. Other separately identified definite-lived intangible assets prior to the Merger included certain consulting and non-compete agreements, advertising contracts, employment agreements and trademarks, all of which were fully amortized by December 31, 2004. In the Merger, we acquired other definite-lived intangible assets, including customer relationships, trademarks and tradenames. These assets are being amortized, beginning with the one day period of December 31, 2005, over their estimated useful lives. Customer relationships are amortized on a straight-line basis over a period of 15 years, based on the estimated future economic benefit. Trademarks and tradenames are being amortized over 6 and 15 years, respectively, using a straight-line method, which approximates the estimated future economic benefit.

For purposes of testing goodwill impairment, each of the Gwinnett Daily Post, Rockdale/Newton Citizen and the Jonesboro Group, and our Collegiate Marketing business and our Association Management Services business are each considered separate reporting units. There is no recorded goodwill associated with the Albany Herald.

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

Accounting for Derivatives – We adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, effective December 31, 2005. SFAS No. 133 requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a fair value hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings. If the derivative is a cash flow hedge, the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

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

Comprehensive Income (Loss) – Comprehensive income includes the change in value of an interest rate swap that was entered into in February 2006 and was effective June 2006, terminating in March 2009, net of taxes. The fair value of the swap agreement is recognized on the balance sheet as an asset, with the offset recorded in accumulated other comprehensive income net of income taxes. Any changes in the market value of the swap is adjusted to the asset or liability account and recorded net of the related income taxes in other comprehensive income, except to the extent that the swap is considered ineffective. To the extent that the swap is considered ineffective, changes in market value of the swap are recognized as a component of interest expense in the period of the change.

Earnings (Loss) Per Share – Basic earnings (loss) per share excludes any dilutive effects of stock options, convertible preferred stock and accrued preferred stock dividends potentially paid in common stock. In periods where they are anti-dilutive, such amounts are excluded from the calculation of dilutive earnings (loss) per share.

The number of shares used to calculate basic earnings per share in the Combined Statements of Operations for fiscal periods prior to the Spin-off was based on the 4,870,000 shares of our common stock issued in connection with the Spin-off. The number of shares used to calculate basic earnings per share in the Combined and Consolidated Statement of Operations for the six and twelve months ended June 30, 2006 and 2007 were 5,138,775 and 5,246,249 shares, respectively, the weighted average shares outstanding for the periods then ended. Due to the net loss for the six and twelve months ended June 30, 2006 and 2007, potentially dilutive stock options, unvested restricted stock and convertible preferred stock would have been anti-dilutive, therefore, diluted earnings per share is equal to basic earnings per share. During the years ended December 31, 2004 and 2005, there were no dilutive potential common shares outstanding. Dilutive potential common shares excluded from the diluted loss per share for the six months ended June 30, 2006 related to stock options were 101,886 shares with exercise prices ranging from $5.43 to $1,513.85 per share. Dilutive potential common shares excluded from the diluted loss per share for the twelve months ended June 30, 2007 related to stock options were 134,981, related to restricted stock were 8,561, and related to convertible preferred shares were 663,915.

Reclassifications – Certain amounts included in the consolidated financial statements for prior years have been reclassified from their original presentation to conform with the current year presentation.

Recent Accounting Pronouncements

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 applies to all tax positions related to income taxes subject to FAS 109, “Accounting for Income Taxes”. Under FIN 48, a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the de-recognition of previously recognized tax benefits, and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006, and will be effective for our first quarter of fiscal 2008, which began on July 1, 2008. Differences for amounts recognized in the statements of operations prior to and after the adoption of FIN 48 would be accounted for as a cumulative effect adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used in measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115”. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. This standard is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 on our Consolidated Financial Statements. Currently, we do not expect to make any material adjustments based on our findings.

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

$100,724

Beginning December 31, 2005, the day immediately following the effective date of the Merger, the financial results of Bull Run have been consolidated with those of our business. The Merger has been accounted for under the purchase method of accounting, whereby a preliminary valuation of the assets and liabilities of the merged business were included as of the closing of business on December 30, 2005, based on an allocation of the purchase price. Such preliminary estimates have been adjusted based on final valuations with the final adjustments also affecting the carrying value of goodwill. During the year ended June 30, 2007, an insignificant $0.3 million deferred tax asset, related to fixed assets at the time of the Merger, was appropriately reclassified to goodwill. The excess of the purchase price over assets acquired of approximately $68.8 million has been recorded as goodwill.

The estimated fair values of assets and liabilities acquired under the Merger are summarized as follows:

Receivables	$16,877
Other current assets	1,791
Property and equipment	4,044
Goodwill	68,792
Customer base and trademarks	17,700
Other noncurrent assets	2,757
Deferred income taxes	16,351
Accounts payable and accrued expenses	(20,268)
Deferred revenue	(5,196)
Other noncurrent liabilities	(2,124)

$100,724

Pro forma operating results for the years ended December 31, 2004 and 2005, assuming the Merger had been consummated as of January 1, 2004 and 2005, respectively, would have been as follows:

	(Unaudited) Year Ended December 31,
	2004	2005
Operating revenues	$104,539	$111,995
Operating income (loss)	$10,816	$8,822
Loss from continuing operations	$(1,342)	$(2,198)
Net loss	$(5,771)	$(3,402)
Net loss available to common stockholders	$(6,855)	$(4,486)

Per share, basic and diluted:
Net loss available to common stockholders	$(1.34)	$(0.87)
Pro forma weighted average shares outstanding	5,129	5,129

The pro forma net loss includes a noncash intangibles impairment charge of approximately $3.3 million and $3.2 million for the years ended December 31, 2004 and 2005, respectively. The pro forma weighted average shares outstanding is determined based on the number of shares of our common stock issued in connection with the Spin-off and the Merger. These pro forma results are not necessarily indicative of actual results that might have occurred had the operations and management of the merged companies been combined in prior years.

4.	OTHER ACQUISITIONS

The Jonesboro Group

On March 31, 2006, we acquired the Jonesboro Group of newspapers in a like kind exchange of The Goshen News, hereinafter referred to as “the Swap” pursuant to the terms of the agreement that we entered into with Gray in connection with the Spin-Off. Prior to the Spin-off, in connection with the acquisition of a television station, Gray and TCM entered into an amendment to the separation and distribution agreement the terms of which obligated us to sell or swap The Goshen News pursuant to FCC cross-ownership rules. On March 3, 2006, Gray completed the acquisition of a television station in South Bend, Indiana obligating us to dispose of The Goshen News.

Beginning April 1, 2006, the day immediately following the effective date of the Swap, the financial results of the Jonesboro Group have been consolidated with those of our business. The Swap has been accounted for under the purchase method of accounting, whereby a preliminary valuation of the assets and liabilities of the merged business have been included as of the closing of business on March 31, 2006, based on an allocation of the purchase price. Such preliminary estimates will be adjusted once final valuations are derived, with any adjustment also affecting the carrying value of goodwill. A gain of $5.7 million, net of $3.4 million tax impact, was recognized in connection with the swap in 2006. The excess of the purchase price over assets acquired of approximately $13.6 million was recorded as goodwill.

The estimated fair values of assets and liabilities acquired under the Swap are summarized as follows:

Receivables	$716
Other current assets	115
Property and equipment	1,410
Goodwill	13,618
Customer base and trademarks	7,830
Deferred income taxes	(1,873)
Accounts payable and accrued expenses	(165)
Deferred Revenue	(151)

$21,500

The treatment of the Swap as a like kind exchange results in the tax basis of The Goshen News continuing as the tax basis of the Jonesboro Group. All tax attributes of The Goshen News will continue to carryforward including the previous value of goodwill related to The Goshen News. See footnote 11 to these financial statements for details regarding the disposition of The Goshen News as discontinued operations.

Pro forma operating results for the twelve months ended December 31, 2005 and the six months ended June 30, 2006, assuming the Swap had been consummated as of January 1, 2005, would have been as follows:

	(Unaudited)
	Year Ended December 31, 2005	Six Months Ended June 30, 2006
Operating revenues	$112,920	$52,701
Operating income (loss)	8,996	5,583
Income (loss) from continuing operations	(2,116)	(1,121)
Gain on disposal of discontinued operation		5,685
Net income (loss)	(3,320)	4,893
Net income (loss) available to common stockholders	(4,404)	4,351

Per share, basic and diluted:
Net loss available to common stockholders	$(0.85)	$0.85
Pro forma weighted average shares outstanding	5,129	5,129

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

Pinnacle Sports Productions, LLC

On September 18, 2006, we acquired Pinnacle Sports Productions, LLC (“Pinnacle”) pursuant to the terms of two Purchase Agreements dated as of August 29, 2006. The aggregate purchase price, net of cash acquired, was approximately $6.7 million, which included 55,900 shares of our common stock, valued at $0.4 million, subject to adjustment and with additional consideration payable upon the achievement of certain milestones. The maximum payments will be 5.1% of net operating income above the contractually specified minimum net operating income targets.

A reconciliation of the aggregate consideration paid to the net fair value of assets and liabilities acquired follows (amounts in thousands):

Cash paid	$3,155
Pinnacle debt repaid at closing	2,984
Common stock issued	406
Assumption of Pinnacle operating liabilities	176
Cash acquired at closing	(10)

$6,711

Beginning September 19, 2006, the day immediately following the effective date of the acquisition, the financial results of Pinnacle were consolidated with those of our businesses. The acquisition was accounted for under the purchase method of accounting, whereby a preliminary valuation of the assets and liabilities of the acquired business was included as of the close of business on September 18, 2006, based on an allocation of the purchase price. The excess of the purchase price over net assets acquired of approximately $0.5 million has been recorded as goodwill. Other intangibles consisting of customer relationships and non-compete agreements have been valued at $5.1 million.

The estimated fair values of assets and liabilities acquired are summarized as follows (amounts in thousands):

Receivables	$665
Other current assets	1,207
Property and equipment	226
Goodwill	537
Deferred tax assets	330
Customer relationships	5,070
Accounts payable and accrued expenses	(211)
Deferred revenue	(1,113)

$6,711

5.	CORPORATE AND ADMINISTRATIVE EXPENSE

For the years ended December 31, 2004, and for the period January 1, 2005 to December 30, 2005, our costs and expenses include allocations from Gray for centralized legal, accounting, treasury, real estate, information technology, engineering, and other Gray corporate services and infrastructure costs. These allocations have been determined on the basis that we and Gray considered to be reasonable reflections of the utilization of services provided to, or the benefits received by, us as wholly-owned subsidiaries of Gray during these periods. The basis for allocation included specifically identifying those elements that were not applicable to our operations and the remaining costs were allocated on the basis of revenue. Allocated costs totaled $1.2 million and $1.1 million in the years ended December 31, 2004 and 2005, respectively. Corporate and Administrative expenses totaled $2.6 million and $5.7 million for the six and twelve months ended June 30, 2006 and 2007, respectively including the costs of being a public entity. Prior to the Spin-off, Gray provided all capitalization for us.

6.	TRANSACTIONS WITH AFFILIATED COMPANIES

Insurance Contract with Georgia Casualty & Surety Co. - Effective December 30, 2005 following the Spin-off, we obtained certain workers’ compensation insurance coverage under an insurance contract with Georgia Casualty & Surety Co., which is a wholly-owned subsidiary of Atlantic American Corporation, a publicly traded company in which J. Mack Robinson (a significant shareholder of our Company) and certain of his affiliates have a substantial ownership interest, and a company of which Hilton H. Howell, a member of our board of directors and Mr.

Robinson’s son-in-law, is an executive officer. Prior to the Spin-off, Gray had a similar insurance contract with the same company. For the years ended December 31, 2004 and 2005 our workers’ compensation insurance expense attributable to Gray’s insurance contract with Georgia Casualty was approximately $0.2 million and $0.2 million, respectively. For the six and twelve months ended June 30, 2006 and 2007, insurance expense attributable to our insurance contract with Georgia Casualty was approximately $0.2 million and $0.2 million, respectively.

Rights-Sharing Agreement with Gray – Through a rights-sharing agreement by and between Host and Gray, effective prior to the Merger, we participate jointly with Gray in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities of one university. In Host’s role under the agreement with Gray, Host manages the preponderance of the revenue-generating and sales fulfillment activities and provides all administrative functions for Host and Gray. As a result, Host recognized the total revenues derived and expenses incurred in connection with services performed on behalf of the university, and Host expensed the amounts paid to Gray under the rights-sharing agreement as a rights fee. In April 2005, Host, Gray and the university entered into a new agreement for expanded sports marketing rights for an initial seven year term with an option to extend the license for three additional years. At the same time, Host and Gray entered into a new rights sharing agreement for the same 10-year period. Under the April 2005 agreement with Gray, subsequent to the Merger, we continue to recognize the total revenues derived and total expenses incurred in connection with services performed on behalf of the university, and expense amounts payable to Gray as a component of our rights fee expense The amount payable to Gray will be 50% of the profit, in excess of thresholds agreed upon by Host and Gray, to be derived from these marketing activities, as determined at the conclusion of each contract year. As of June 30, 2006, accrued fees payable to Gray under the rights-sharing agreements were $3,420. As of June 30, 2007, no amount was due Gray related to the current rights-sharing agreement. Our relationship with Gray is described further in other notes to these combined financial statements.

7.	GOODWILL AND INTANGIBLE ASSETS

Approximately $111.6 million and $113.0 million, or 68% and 65%, of our total assets as of June 30, 2006 and 2007, respectively, consists of unamortized intangible assets and goodwill.

A summary of changes in our goodwill and other intangible assets for the years ended December 31, 2003, 2004, and 2005 and the six and twelve months ended June 30, 2006 and 2007, by business segment is as follows:

	Net Amount at December 31, 2003	Amortization	Net Amount at December 31, 2004
Goodwill:
Publishing	$4,782		$4,782

Total intangible assets net of accumulated amortization	$4,782	$—	$4,782

FCC Licenses related to our GrayLink Wireless business have been reclassified to discontinued operations as further describe in Note 11.

	Net Amount at December 31, 2004	Acquisitions and Dispositions	Amortization	Net Amount at December 31, 2005
Goodwill:
Publishing	$4,782			$4,782
Collegiate Marketing and Production Services		53,935		53,935
Association Management		15,013		15,013

	$4,782	$68,948		$73,730

Definite lived intangible assets:
Publishing
Collegiate Marketing and Production Services		$12,170	$(4)	$12,166
Association Management		5,530	(3)	5,527

		$17,700	$(7)	$17,693

Total intangible assets net of accumulated amortization	$4,782	$86,648	$(7)	$91,423

Goodwill of $68.9 million dollars and other intangible assets related to existing collegiate marketing contracts, association management contracts, tradenames, trademarks and non-compete agreements of $17.7 million were recorded at the time of the Merger. Amortization expense was recognized for the day of December 31, 2005, our first day of business subsequent to the Merger as further described in Note 3 – Acquisition of Bull Run Corporation. FCC Licenses related to our GrayLink Wireless business have been reclassified to discontinued operations as further describe in Note 11.

	Net Amount at December 31, 2005	Acquisitions and Dispositions	Amortization	Net Amount at June 30, 2006
Goodwill:
Publishing	$4,782	$13,618		$18,400
Collegiate Marketing and Production Services	53,935	(16)		53,919
Association Management	15,013	143		15,156

	$73,730	$13,745		$87,475

Definite lived intangible assets:
Publishing		$7,830	$(165)	$7,665
Collegiate Marketing and Production Services	$12,166		$(679)	$11,487
Association Management	5,527		(562)	4,965

	$17,693	$7,830	$(1,406)	$24,117

Total intangible assets net of accumulated amortization	$91,423	$21,575	$(1,406)	$111,592

Goodwill of $13.6 million and intangible assets of $7.8 million was recognized related to the Swap. Amortization expense was recognized for the three months ended June 30, 2006, the period subsequent to the Swap. The Swap is further explained in Note 4 – Other Acquisitions. FCC Licenses related to our GrayLink Wireless business have been reclassified to discontinued operations as further describe in Note 11.

	Net Amount at June 30, 2006	Acquisitions and Dispositions	Amortization	Net Amount at June 30, 2007
Goodwill:
Publishing	$18,400	$28		$18,428
Collegiate Marketing and Production Services	53,919	254		54,173
Association Management	15,156			15,156

	$87,475	$282		$87,757

Definite lived intangible assets:
Publishing	$7,665		$(661)	$7,004
Collegiate Marketing and Production Services	$11,487	$5,070	$(2,135)	$14,422
Association Management	4,965		(1,124)	3,841

	$24,117	$5,070	$(3,920)	$25,267

Total intangible assets net of accumulated amortization	$111,592	$5,352	$(3,920)	$113,024

Goodwill of approximately $0.5 million was recorded and approximately $5.1 million of other intangible assets related to a collegiate marketing contract and non-compete agreements were recorded pursuant to the acquisition of Pinnacle Sports Productions, LLC referred to in Note 4 – Other Acquisitions. In addition, we recorded an insignificant adjustment of approximately $0.3 million to goodwill for deferred tax assets related to fixed assets acquired in the Merger and an adjustment to the Swap. FCC Licenses related to our GrayLink Wireless business have been reclassified to discontinued operations as further describe in Note 11.

As of June 30, 2006 and 2007, our intangible assets and related accumulated amortization consisted of the following:

	As of June 30, 2006			As of June 30, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible asset not subject to amortization:
Goodwill	89,474	(1,999)	87,475	89,756	(1,999)	87,757

	$89,474	$(1,999)	$87,475	$89,756	$(1,999)	$87,757

Other definite lived intangible assets subject to amortization	$25,523	$(1,406)	$24,117	$30,593	$(5,326)	$25,267

Total intangibles	$114,997	$(3,405)	$111,592	$120,349	$(7,325)	$113,024

We recorded amortization expense for the years ended December 31, 2004 and 2005 and the six and twelve months period ended June 30, 2006 and 2007 of $5, $7, $1.4 million and $3.9 million, respectively. Amortization expense is expected to approximate $4.2 million, $4.2 million, $3.8 million, $2.7 million and $1.5 million over each of the five years from 2008 through 2012, respectively.

8.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2006	June 30, 2007
Compensation and related costs	$1,918	$2,060
Guaranteed rights fees and profit splits	3,958	2,921
Accrued preferred dividends payable	603	1,802
Accrued Interest	1,703	1,763
Other accrued liabilities	2,884	3,361

	$11,066	$11,907

9.	LONG-TERM DEBT

Long-term debt outstanding as of June 30, 2006 and 2007 consists of the following:

	June 30, 2006	June 30, 2007
First lien senior term loan	$89,276	$87,170
Second lien senior term loan	30,000	30,000
First lien revolving credit facility	—	7,600

	$119,276	$124,770

Future principal payment obligations of long-term debt are as follows:

Fiscal Year	Total
2008	$8,492
2009	86,278
2010	30,000

$124,770

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

At June 30, 2007, the First Lien Term Loan Facility and the Second Lien Credit Facility were fully drawn. At June 30, 2006 there was no balance drawn on the First Lien Revolving Credit Facility. At June 30, 2007 $7.6 million was drawn on the First Lien Revolving Credit Facility.

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

Debt issue costs incurred in relation to the Credit Facilities were $4.3 million and $5.0 million as of June 30, 2006 and 2007, respectively. Accumulated amortization of debt issue costs were $0.5 million and $1.8 million as of June 30, 2006 and 2007, respectively. Debt issue cost expensed during the six months ended June 30, 2006 were $0.6 million and included $0.1 million of fees incurred and expensed for the period. Debt issue costs expensed during the twelve months ended June 30, 2007 were $1.3 million and included $0.1 million of fees incurred and expensed for the period. Debt issue costs are being amortized over 4 years on a straight-line basis, which approximates the estimated life of the loan. We expect amortization of debt issue costs to be approximately $1.3 million, $1.3 million and $0.7 million for the twelve months ended June 30, 2008, 2009 and 2010, respectively.

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

In February 2006, we entered into an interest rate swap agreement effective in June 2006 and terminating in March 2009. Under the agreement, we converted a notional amount of $60 million of floating rate debt (currently bearing interest at LIBOR plus the currently applicable margin of 3.25%) to fixed rate debt, bearing interest at 5.05% plus the applicable margin. For the six months ended June 30, 2006 and the twelve months ended June 30, 2007, based on specific testing, we considered the hedge to be effective. The fair value of the hedge as of June 30, 2006 and 2007 was $0.6 million and $0.2 million, respectively, recorded as an asset in other assets. Accordingly, we recognized $0.4 million and ($0.3) million of Other Comprehensive Income (Loss), net of tax related to this interest rate swap in the six and twelve months ended June 30, 2006 and 2007, respectively.

10.	INCOME TAXES

For the twelve months ended June 30, 2007, income tax expense in our consolidated financial statements has been determined on a consolidated basis for jurisdictions that permit consolidated filings. In prior years, income tax expense in our combined and consolidated financial statements has been determined on a separate tax return basis. Federal and state income tax expense is summarized as follows:

	Year Ended December 31,		Six Months Ended June 30, 2006	Twelve Months Ended June 30, 2007
	2004	2005
Current:
Federal	$2,686	$2,432	$5,621	$—
State and local	504	313	449	212
Deferred	1,121	(22)	(2,997)	(2,285)

	$4,311	$2,723	$3,073	$(2,073)

Income tax expense is included in the accompanying combined and consolidated financial statements as follows:

	Year Ended December 31,		Six Months Ended June 30, 2006	Twelve Months Ended June 30, 2007
	2004	2005
Continuing operations	$3,355	$2,863	$(654)	$(1,572)
Income from discontinued operations	956	(140)	250	(274)
Gain on disposal of discontinued operations			3,477	(227)

	$4,311	$2,723	$3,073	$(2,073)

During the six months ended June 30, 2006, pursuant to the Swap referred to in Note 4, we recognized a gain on disposal of The Goshen News of $5.7 million, net of tax. As a result of the gain recognized by Gray on the Spin-off, we increased the book basis in our assets by approximately $12.8 million, thereby increasing our deferred tax assets by approximately $4.8 million. Significant components of our deferred tax assets and liabilities are as follows:

	June 30, 2006	June 30, 2007
Deferred tax assets:
Allowance for doubtful accounts	$159	$159
Reserves against nonoperating receivables	2,175	2,104
Accrued expenses	884	506
Net operating loss carryforward	26,848	31,479
Contribution carryforward	92	113
Business credit carryforward	116	116
Stock options	32	213
Alternative Minimum Tax credit carryforward	566	566

Total deferred tax assets	30,872	35,256

Deferred tax liabilities:
Net book value of property and equipment	(1,486)	(855)
FCC licenses, goodwill and other intangibles	(3,442)	(4,749)
Other	(266)	(79)

Total deferred tax liabilities	(5,194)	(5,683)

Net deferred tax assets (liabilities) before valuation allowance	25,678	29,573
Valuation allowance	(9,485)	(10,257)

Deferred tax assets (liabilities), net	$16,193	$19,316

During the twelve months ended June 30, 2007, we recorded $0.3 million in deferred tax assets related to the acquisition of Pinnacle Sports Productions, LLC and we reclassified $0.3 million of goodwill related to the net book value of property and equipment acquired in the Merger.

As of June 30, 2007, we had approximately $80.7 million in net operating loss carryforwards with expiration dates through 2018. We do not anticipate that all of our available net operating loss carryforward amounts for tax purposes obtained in the Merger will ultimately be realized, due to their expiration or other limitations on utilization. As a result, as of June 30, 2007, we have a valuation allowance of approximately $10.3 million for net deferred tax assets. If and when we revise our estimate of the benefit expected to be derived from the net operating loss carryforward, the valuation allowance may be modified. Increases in the valuation allowance could increase the tax provision or decrease the tax benefit recognized in the period of the change in estimate.

Our effective tax rate in future periods may differ from that experienced prior to the Spin-off, which was based on a separate return allocation of income taxes to us by Gray. A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the combined and consolidated financial statements is as follows:

	Year Ended December 31,		Six Months Ended June 30, 2006	Twelve Months Ended June 30, 2007
	2004	2005
Statutory federal rate applied to income before income taxes	$3,933	$2,428	$2,542	$(1,887)
State and local taxes, net of federal tax benefit	333	257	296	(36)
Change in state rate applied to deferred taxes				(376)
Interest on series B preferred stock			77	154
Other items, net	45	38	158	72

Income tax expense (benefit)	$4,311	$2,723	$3,073	$(2,073)

11.	DISCONTINUED OPERATIONS

The Goshen News

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

Summary operating results for The Goshen News are as follows:

			For the Six Months Ended June 30, 2006
	For the Year Ended December 31,
	2004	2005
Operating revenue	$5,964	$5,966	$1,417
Income before taxes	1,771	1,613	445
Income tax expense	673	625	174
Income, net of tax	1,098	988	271
Gain on exchange, net of tax			5,685

The exchange occurred on April 1, 2006, therefore we did not have any assets or liabilities related to The Goshen News as of June 30, 2006.

GrayLink, LLC

On June 15, 2007, we entered into an agreement to sell substantially all of the assets and liabilities of our GrayLink Wireless business segment to a third party, effective June 22, 2007. Accordingly, the results of operations of the Wireless business segment for the years ended December 31, 2004 and 2005 and for the six and twelve months ended June 30, 2006 and 2007, have been reclassified to discontinued operations. For the twelve months ended June 30, 2007, we recognized a loss on sale of assets related to this transaction of $0.6 million, net of $0.2 million income tax impact.

Summary operating results for GrayLink, LLC are as follows:

			Six Months Ended June 30, 2006	Twelve Months Ended June 30, 2007
	Year Ended December 31,
	2004	2005
Operating revenue	$8,129	$7,507	$3,457	$5,415
Income before taxes	759	(2,005)	280	(735)
Income tax expense (benefit)	283	(765)	76	(275)
Income, net of tax	476	(1,240)	204	(460)
Loss on sale, net of tax				(381)

Assets and liabilities related to GrayLink, LLC held for sale as of June 30, 2006 and immediately prior to the sale consisted of the following:

June 30, 2006
Current assets	$1,586
Property and equipment	477
Definite lived intangibles	800
Other non-current assets	1,818
Current liabilities	1,158
Non-current liabilities	28

12.	PREFERRED STOCK

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

All shares of preferred stock rank, as to payment of dividends and as to distribution of assets upon our liquidation or dissolution, on a parity with all other currently issued preferred stock and any preferred stock issued by us in the future, and senior to our currently issued common stock and common stock issued in the future. The difference between the carrying value and face value of each series of preferred stock will be accreted using the interest method through the applicable mandatory redemption date of the series of preferred stock. Accordingly, for the six and twelve months ended June 30, 2006 and 2007, accretion in the amount of approximately $0.1 million and $0.3 million was recognized as a component of Series A Preferred Stock dividends accrued and $45 and $90 was recognized as a component of interest expense related to Series B Preferred Stock, respectively. Accrued dividends at June 30, 2006 were approximately $0.4 million and $0.2 million related to the Series A Preferred Stock and Series B Preferred Stock, respectively. Accrued dividends at June 30, 2007 were approximately $1.3 million and $0.5 million related to the Series A Preferred Stock and Series B Preferred Stock, respectively.

13.	STOCK OPTIONS AND OTHER EQUITY COMPENSATION PLANS

In November 2005, we adopted our 2005 Long Term Incentive Plan, referred to as the 2005 Incentive Plan. We have reserved 1 million shares of our common stock under the 2005 Incentive Plan for the issuance of stock options, restricted stock awards, stock appreciation rights and performance awards, pursuant to which certain options were granted as discussed in footnote 2 to these financial statements. The terms and conditions of such awards are determined at the sole discretion of our board of directors or a committee designated by the Board to administer the plan. We provide previously unissued shares of our common stock to a participant upon a participant’s exercise of vested options. Of the 1 million shares authorized, approximately 0.6 million and 0.4 million shares are available for future grants as of June 30, 2006 and 2007, respectively.

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

In accordance with SFAS No. 123(R), we recognized non-cash share-based compensation expenses as follows:

	Six Months Ended June 30, 2006	Twelve Months Ended June 30, 2007
Non-Cash Share-Based Compensation Expense
Stock Options	$65	$324
Restricted Stock	20	149
Unrestricted Stock		638

Non-Cash Stock Compensation Expense	85	1,111
Less: Related Income Tax Benefit	(35)	(416)

Non-Cash Share-Based Compensation Expense, net of taxes	$50	$695

Earnings Per Share	$(0.01)	$(0.13)

Income Tax Benefit Per Share	$0.01	$0.08

Non-cash share-based compensation expense was included in the consolidated statements of operations as corporate and administrative expenses. No share-based compensation expense has been capitalized related to employees whose labor is capitalized.

We value stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. The option-pricing model requires the input of highly subjective assumptions, such as those listed below. The volatility rates are based on historical stock prices. The expected life of options granted are based on historical data, which, as of June 30, 2006 and 2007, is a partial option life cycle, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards.

The fair values of options granted were estimated on the date of grant using the following assumptions for the fiscal years ended June 30, 2006 and 2007:

Grant Date	Weighted Average Expected Volatility	Expected Life (Years)	Expected Dividend Yield	Risk-Free Interest Rate
4/27/2006	33.6%	5.75	0%	4.79%
11/29/2006	33.6%	5.75	0%	4.51%

The following is a summary of option activity:

(in thousands, except per share data and number of years)

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	7	$501.92
Granted	374	$5.43	9.8	$1,455
Forfeited or expired	(1)	$546.56

Outstanding at June 30, 2006	380	$12.70	9.7	$1,455

Exercisable at June 30, 2006	6	$489.14	3.5

Granted	45	$6.90	9.4	$109
Exercised	(4)	$5.43
Forfeited	(4)	$5.43
Expired	(2)	$604.80

Outstanding at June 30, 2007	415	$10.10	8.9	$1,564

Exercisable at June 30, 2007	126	$20.26	8.7	$475

The weighted-average grant date fair value of options granted during the six and twelve months ended June 30, 2006 and 2007 was $5.43 and $6.90, respectively. Shares granted during the six months ended June 30, 2006 vest 33% annually as of each April 27 from April 27, 2007 through 2009. Shares granted during the twelve months ended June 30, 2007 vest 33% annually as of each November 29 from November 29, 2008 through 2010. As of June 30, 2007, there was approximately $0.4 million in non-cash share-based compensation cost related to non-vested awards not yet recognized in our consolidated statements of operations. This cost is expected to be recognized over a weighted-average period of 1.7 years. Approximately 122,225 shares vested, 4,000 shares were exercised and 4,000 shares were forfeited during the twelve months ended June 30, 2007.

As a result of the Merger and the resulting exchange of options to purchase Bull Run common stock for options to purchase shares of our common stock, certain of our employees hold options to acquire shares of our common stock at exercise prices ranging from $40.14 to $1,513.85 per share. All of these options were fully vested as of the date of the Merger. As of June 30, 2007, options for 4,226 shares were outstanding, having a weighted average exercise price of $448.52 per share and a weighted average remaining live of 3.6 years. During the twelve months ended June 30, 2007, options for 1,484 shares having a weighted average exercise price of $604.80 per share were forfeited.

In connection with restricted stock, the fair market value of our common stock on the date the awards were granted, net of expected forfeitures, represents unrecognized deferred stock compensation which is being amortized on a straight-line basis over the probable vesting periods of the underlying awards. In February 2006, each of the seven members of our board of directors received an award of 5,000 shares of our common stock, subject to a vesting schedule whereby 1,000 shares vest annually as of each December 31 from December 31, 2006 through 2010. On February 21, 2007, pursuant to an employment agreement with our Chief Executive Officer, 120,000 shares of restricted stock were granted to Thomas J. Stultz subject to a vesting schedule whereby 30,000 shares vest annually as of each February 21 from February 21, 2008 through 2011. Expense recognized during the periods presented is detailed in the schedule above. As of June 30, 2007, $1.1 million of non-cash share-based compensation expense related to these restricted stock awards remains to be amortized. That cost is expected to be recognized over an estimated weighted average amortization period of 3.6 years.

14.	EMPLOYEE BENEFIT PLANS

Effective January 1, 2006, we began providing retirement benefits to substantially all of our employees with one or more years of service, in the form of a plan referred to as the TCM 401k Plan, intended to meet the requirements of section 401(k) of the Internal Revenue Code of 1986. Under the TCM 401k Plan, our employees may contribute up to the maximum allowable under federal law, and we will match up to 50% of the first 6% contributed by the employee, in the form of contributions of our common stock.

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

Total contributions under the Gray 401k plan prior to the Spin-off, recorded by us as an expense, totaled $0.4 million and $0.4 million for the years ended December 31, 2004 and 2005, respectively. These contributions included a voluntary contribution authorized by Gray in addition to the matching contribution, equal to 1% of each participant’s earnings in 2003, and 2% of each participant’s earnings in 2004 and 2005, prior to the Spin-off.

Certain of our eligible employees participate in a defined benefit pension plan sponsored by Gray. The pension plan covered substantially all of our full-time employees prior to the Spin-off with one or more years of service. We recorded pension expense as allocated to us by Gray of $0.3 million and $0.6 million for the years ended December 31, 2004 and 2005, respectively. In connection with the Spin-off, the participants in the pension plan were terminated from the Gray pension plan and their respective earned benefit through the date of the Spin-off became fully vested and has remained a liability of Gray, not TCM, under Gray’s pension plan terms and conditions.

15.	COMMITMENTS AND CONTINGENCIES

Operating Leases – We have various operating lease commitments for equipment, land and office space. Rent expense resulting from operating leases for the years ended December 31, 2004 and 2005 and the six and twelve months ended June 30, 2006 and 2007 were approximately $1.1 million, $1.1 million, $1.1 million and $1.7 million, respectively. The minimum annual rental commitments under these and other operating leases, net of subleases, with an original lease term exceeding one year are $1.7 million, $1.3 million, $0.8 million, $0.4 million and $0.3 million for the years ending June 30, 2008 through 2012, respectively, and $0.4 million thereafter.

Capital Leases – During the twelve months ended June 30, 2007, we entered into capital lease commitments related to certain fixed assets. Lease payments resulting from capital leases for the twelve months ended June 30, 2007 were approximately $0.2 million. The minimum annual lease payments under capital leases are approximately $0.6 million, $0.6 million, $0.6 million, $0.5 million, and $0.4 million for the years ending June 30, 2008, 2009, 2010, 2011, and 2012, respectively.

Indemnification – Pursuant to various agreements entered into in connection with the Spin-off, we agreed to indemnify Gray in certain circumstances for potential tax liabilities imposed upon Gray due to any action or inaction by us that causes the Spin-off to not qualify as a tax free transaction to Gray and/or to Gray’s shareholders. In our opinion, the amount of ultimate liability, if any, with respect to this indemnification will not materially affect our financial position or results of operations.

16.	INFORMATION ON BUSINESS SEGMENTS

Based on the quantitative thresholds specified in SFAS No. 131, the Company has determined that we operate in three reportable segments: Newspaper Publishing, Collegiate Marketing, and Association Management services.

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

			Six Months Ended June 30, 2006	Twelve Months Ended June 30, 2007
	Year Ended December 31,
	2004	2005
Operating revenues:
Publishing	$38,790	$40,237	$22,047	$48,464
Collegiate marketing		97	24,174	70,896
Association management		16	4,701	10,941

Total operating revenue	$38,790	$40,350	$50,922	$130,301

Operating income:
Publishing	$9,266	$8,039	$5,493	$12,617
Collegiate marketing		(16)	826	2,773
Association management		1	608	1,933
Corporate (1)	(215)	(205)	(2,594)	(5,724)
(Loss) gain on sale of assets	(49)	(47)		(930)

Total operating income	9,002	7,772	4,333	10,669
Miscellaneous income, net	37			100
Amortization of Debt Issue Costs		(3)	(608)	(1,276)
Interest expense	(3)	(237)	(6,143)	(13,700)

Income before income taxes	$9,036	$7,532	$(2,418)	$(4,207)

Depreciation and amortization expense:
Publishing	$814	$987	$725	$1,744
Collegiate marketing		7	977	2,776
Association management		3	620	1,246
Corporate		3	610	1,288

Total depreciation and amortization expense	$814	$1,000	$2,932	$7,054

Loss (gain) on disposal of assets, net:
Publishing (2)	$49	$47	$(5,685)	$(3)
Collegiate marketing (3)				833

Total loss (gain) on disposal of assets, net	$49	$47	$(5,685)	$830

Capital expenditures:
Publishing	$2,987	$2,096	$195	$418
Collegiate marketing			117	244
Association management			154	59
Corporate			18	18

Total capital expenditures	$2,987	$2,096	$484	$739

(1)	For the years ended December 31, 2004 and 2005, the reported amounts related to Corporate expense allocated by Gray Television to our GrayLink Wireless division which has been reclassified to discontinued operations further discussed in Note 11 – Discontinued Operations. We do not consider corporate allocated expense a part of the discontinued operation.

(2)	For the six months ended June 30, 2006, includes gain on disposition of The Goshen News accounted for in discontinued operations.

(3)	The loss on sale of assets related to Collegiate Marketing resulted from the sale of assets of our printing division during the twelve months ended June 30, 2007.

(4)	Information related to the operating activities of our GrayLink Wireless business has been reclassified to discontinued operations further discussed in Note 11 – Discontinued Operations.

	As of June 30, 2006	As of June 30, 2007
Identifiable assets:
Publishing	$36,272	$29,729
Collegiate marketing	79,813	95,591
Association management	21,332	20,346

	137,417	145,666
Discontinued operations	4,507
Corporate	21,651	28,796

Total identifiable assets	$163,575	$174,462

(1)	We sold the assets of our GrayLink Wireless business on June 22, 2007. The assets of GrayLink, LLC are included in discontinued operations.

The Newspaper Publishing segment operates six daily newspapers and one weekly newspaper in seven different markets located in Georgia. The Collegiate Marketing and Association Management services segments, headquartered in Lexington, Kentucky, serve customers in multiple locations throughout the country. Our Newspaper Publishing operations derive their revenue from three sources: retail advertising, circulation and classified advertising. Our Collegiate Marketing operations revenue is derived from primarily radio and print advertising, sales of corporate sponsorships and product sales related to marketing and promotion of collegiate sports teams and events. Our Association Management services segment revenue is derived primarily from fees related to services such as membership management and recruitment activities, financial reporting, accounting, marketing, publishing, education, event management, Internet web site management, and hospitality and convention planning and production activities. Inter-segment revenues are not material and have been eliminated in the amounts presented below. Corporate and administrative expenses are allocated to the segment based on net segment revenues.

17.	SUPPLEMENTAL CASH FLOW INFORMATION

In 2005, we paid $43,953 of the anticipated $44,600 distribution to Gray. The remaining $647 was paid in 2006 for transaction expenses related to the Spin-Off. We issued common and preferred stock totaling $24,313 as part of the Merger described more fully in footnote 3 to these financial statements.

During the twelve months ended June 30, 2007, we entered into capital leases related to certain fixed assets. We recorded $2.5 million in capital lease obligations and paid approximately $0.1 million of principal payments during the period.

During the six and twelve months ended June 30, 2006 and 2007, we paid approximately $5.3 million and $13.2 million in interest, respectively.

18.	CHANGE IN FISCAL YEAR END

In April 2006, we elected to change our fiscal year end from December 31 to a new fiscal year end of June 30. The following unaudited supplemental information for the six months ended June 30, 2005 and the twelve months ended June 30, 2006 is provided for comparison between the six month transition period in these financial statements with the six month period ended June 30, 2005, and the twelve months ended June 30, 2007, respectively. Accordingly the two periods are presented with Bull Run pro-forma information.

	For the Six Months Ended June 30, 2005 (Unaudited)	For the Twelve Months Ended June 30, 2006 (Unaudited)
Operating revenues
Publishing	$19,779	$42,506
Collegiate Marketing & Production Services	22,336	58,506
Association Management	4,293	9,485

Total revenue	46,408	110,497
Expenses
Operating expenses before depreciation, amortization and loss on disposal of assets, net:
Publishing	14,713	31,154
Collegiate Marketing & Production Services	22,089	54,396
Association Management	3,045	7,300
Corporate and Administrative	496	3,561
Depreciation	813	1,730
Amortization and impairment of intangible assets	—	1,416
Gain on disposal of assets, net	(44)	7

Total expenses	41,112	99,564

Operating income	5,296	10,933
Interest expense related to Series B preferred stock	—	(227)
Interest expense, other	(818)	(6,672)
Debt issue cost amortization	—	(612)

Income from continuing operations	4,478	3,422
Income tax expense	1,250	1,435

Earnings from continuing operations	3,228	1,987
Loss from discontinued operations, net of tax	1,084	(864)
Gain on disposal of discontinued operations, net of tax	—	5,685

Pro-forma net income	4,312	6,808
Series A preferred stock dividends accrued	—	(545)

Net income available to common stockholders	$4,312	$6,263

18.	SELECTED QUARTERLY FINANCIAL DATA (unaudited)

(Dollars and shares in thousands, except per share amounts)

	Quarter Ended (a)
	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
Operating revenues	$27,518	$46,629	$35,113	$21,041
Operating income (loss)	2,151	6,126	2,249	143
Earnings (loss) from continuing operations	(836)	729	(394)	(2,134)
Income from discontinued operations, net of tax	91	(40)	(180)	(331)
(Loss) on sale of discontinued operations, net of tax				(381)
Net income (loss)	(745)	689	(574)	(2,846)
Net income (loss) available to common stockholders	(1,016)	418	(846)	(3,118)
Per share data, basic
Earnings (loss) from continuing operations	$(0.16)	$0.14	$(0.07)	$(0.40)
Income from discontinued operations	$0.02	$(0.01)	$(0.03)	$(0.06)
(Loss) on sale of discontinued operations, net of tax	$—	$—	$—	$(0.07)
Net income	$(0.14)	$0.13	$(0.11)	$(0.54)
Net income available to common stockholders	$(0.20)	$0.08	$(0.16)	$(0.59)
Weighted average number of shares, basic	5,169	5,230	5,268	5,307
Per share data, diluted
Earnings (loss) from continuing operations	$(0.16)	$0.14	$(0.07)	$(0.40)
Income from discontinued operations	$0.02	$(0.01)	$(0.03)	$(0.06)
(Loss) on sale of discontinued operations, net of tax	$—	$—	$—	$(0.07)
Net income	$(0.14)	$0.13	$(0.11)	$(0.54)
Net income available to common stockholders	$(0.20)	$0.08	$(0.16)	$(0.59)
Weighted average number of shares, diluted	5,169	5,319	5,268	5,307

	Quarter Ended
	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
Operating revenues	$9,786	$10,786	$30,923	$19,999
Operating income (loss)	1,832	1,993	3,971	362
Earnings (loss) from continuing operations	1,134	1,085	353	(2,117)
Income from discontinued operations, net of tax	545	(1,884)	382	93
Gain on sale of discontinued operations, net of tax				5,685
Net income (loss)	1,679	(799)	735	3,661
Net income (loss) available to common stockholders	1,679	(802)	464	3,390
Per share data, basic and diluted
Earnings (loss) from continuing operations	$0.23	$0.22	$0.07	$(0.41)
Income from discontinued operations	$0.11	$(0.39)	$0.07	$0.02
Gain on sale of discontinued operations, net of tax	$—	$—	$—	$1.10
Net income	$0.34	$(0.16)	$0.14	$0.71
Net income available to common stockholders	$0.34	$(0.16)	$0.09	$0.66
Weighted average number of shares, basic and diluted	4,870	4,873	5,131	5,147

			Quarter Ended
			March 31, 2005	June 30, 2005
Operating revenues			$9,757	$10,023
Operating income (loss)			1,951	1,996
Earnings (loss) from continuing operations			1,211	1,238
Income from discontinued operations, net of tax			376	708
Net income (loss)			1,557	1,980
Net income (loss) available to common stockholders			1,557	1,980
Per share data, basic and diluted
Earnings (loss) from continuing operations			$0.25	$0.25
Income from discontinued operations			$0.08	$0.15
Net income			$0.32	$0.41
Net income available to common stockholders			$0.32	$0.41
Weighted average number of shares, basic and diluted			4,870	4,870

(a)

Until December 30, 2005, our operations were comprised of the Newspaper Publishing business. Following the consummation of the Merger on December 30, 2005, our Company is now comprised of the Newspaper Publishing segment plus Bull Run’s Collegiate Marketing business segment and Association Management Services business segment. The operating results prior to the quarter ended March 31, 2006 include only one day of operating results for the Collegiate Marketing and Association Management operations in the quarter ended December 31, 2005. Beginning with the quarter ended March 31, 2006, the operating results of our Collegiate Marketing or Association Management business segments are fully reflected in our financial statements. Our Collegiate Marketing business is seasonal in nature. We derive a significant portion of our income from collegiate football and collegiate basketball. Typically, our quarters ended December 31 and March 31 correspond with the collegiate football and collegiate basketball seasons and are our highest revenue quarters, the quarter ended September 30 is weaker and the quarter ended June 30 shows the least revenue. Our operating results trend with this seasonality. Our Newspaper Publishing and Association Management segments are generally consistent throughout the year and do not fluctuate significantly from quarter to quarter.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, refered to herein as the Exchange Act. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures performed pursuant to Rule 13a-15 under the Exchange Act. Based on their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 identified in connection with the evaluation thereof by the Company’s management that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning each of our directors and executive officers as of June 30, 2007, is as follows:

Name	Age	Position
Robert S. Prather, Jr.	62	Director, Chairman
Thomas J. Stultz	55	Director, President and Chief Executive Officer
Gerald N. Agranoff	60	Director
James W. Busby	53	Director
Michael Steven Cornwell	42	Executive Vice President of Operations
Hilton H. Howell, Jr.	45	Director
Monte C. Johnson	70	Director
Lawton M. Logan	35	Executive Vice President of Sales
George E. “Nick” Nicholson	59	Director
Mark G. Meikle	42	Executive Vice President and Chief Financial Officer

ROBERT S. PRATHER, JR., has been our Chairman since December 2005 and a director since May 2005. Mr. Prather was our President and Chief Executive Officer from May 2005 until December 2005. He had been Bull Run Corporation’s President and Chief Executive Officer from 1992 until December 2005. He served as President, Chief Operating Officer and a director of Gray Television, Inc., or Gray, since 2002, and as Gray’s Executive Vice President-Acquisitions and a member of Gray’s Board of Directors from 1996. Mr. Prather serves as a director of Gabelli Asset Management Inc. (a provider of investment advisory and brokerage services). He is also an advisory director of Swiss Army Brands, Inc. and serves on the Board of Trustees of the Georgia World Congress Center Authority.

THOMAS J. STULTZ, has been our President and Chief Executive Officer since December 2005. Mr. Stultz had been President and Chief Operating Officer of Host Communications, Inc., or Host, a subsidiary of Bull Run Corporation since August 2004. He served as President of Gray Publishing, LLC from 1996 through December 2004, managing the daily newspapers owned by Gray.

GERALD N. AGRANOFF has been one of our directors since December 2005. Mr. Agranoff has served as Managing Member of Inveraray Capital Management LLC, an investment management company, since 2002; general partner of SES Family Investment & Trading Partnership, L.P., an investment partnership, since 1996. Mr. Agranoff also serves as a director of Petrosearch Energy Corporation.

JAMES W. BUSBY has been one of our directors since December 2005. Mr. Busby has been President of Del Mar of Wilmington Corporation, a real estate development company, since 1997. Mr. Busby was President of Datasouth Computer Corporation, a subsidiary of Bull Run Corporation from 1984 through 1997, and was one of Datasouth’s founders in 1977.

MICHAEL STEVEN CORNWELL has been our Executive Vice President of operations since April 2006. Mr. Cornwell has been Vice President and General Manager of WIBW-TV, an affiliate of Gray, since 2004. Prior to that he served in various capacities at Gray Publishing, LLC.

HILTON H. HOWELL, JR. has been one of our directors since December 2005. Mr. Howell was Bull Run Corporation’s Vice President and Secretary from 1994 until December 2005. He has served as Gray’s Vice Chairman and a director since 2002 and as Gray’s Executive Vice President and a director since 2000. Mr. Howell has served as President and Chief Executive Officer of Atlantic American Corporation, an insurance holding company, since 1995 and

Executive Vice President from 1992 to 1995. He has been Executive Vice President and General Counsel of Delta Life Insurance Company and Delta Fire and Casualty Insurance Company since 1991, and Vice Chairman of Bankers Fidelity Life Insurance Company and Georgia Casualty & Surety Company since 1992. Mr. Howell also serves as a director of the following companies: Atlantic American Corporation, Bankers Fidelity Life Insurance Company, Delta Life Insurance Company, Delta Fire and Casualty Insurance Company, Georgia Casualty & Surety Company, American Southern Insurance Company, American Safety Insurance Company, Association Casualty Insurance Company and Association Risk Management General Agency.

MONTE C. JOHNSON has been one of our directors since December 2005. Mr. Johnson has been a self-employed business consultant since 1987 and has served as President of KAJO, Inc., an oil and gas operating company, since 1995. From 1982 to 1987 Mr. Johnson was the Director of Athletics at the University of Kansas.

LAWTON M. LOGAN has served as Executive Vice President of Sales of Host, our wholly owned subsidiary, since September 2004. Prior to joining Host, from 1996 to August 2004, Mr. Logan worked at Cox Broadcasting, Inc. where he developed and sold sports marketing programs for the University of Georgia, the Atlanta Braves, and the Atlanta Hawks.

GEORGE E. “NICK” NICHOLSON has been one of our directors since February 2006. Mr. Nicholson has been President and Chief Executive Officer of Keeneland Association, a thoroughbred race course and sales company located in Lexington, KY, since 2000.

MARK G. MEIKLE has been our Executive Vice President and Chief Financial Officer since April 2006. Prior to that Mr. Meikle was Vice President, Treasurer and Chief Financial Officer of Roanoke Electric Steel Corporation.

Audit Committee

Our board of directors has an Audit Committee, the purpose of which is to review and evaluate the results and scope of the audit and other services provided by our independent registered public accounting firm, as well as our accounting principles and system of internal accounting controls, and to review and approve any transactions between us and our directors, officers or significant shareholders. In fulfilling its responsibility, the Audit Committee pre-approves, subject to stockholder ratification, the selection of our independent registered public accounting firm. The Audit Committee also reviews our consolidated financial statements and the adequacy of our internal controls. The Audit Committee meets at least quarterly with our management and our independent registered public accounting firm to review and discuss the results of audits or reviews of our consolidated financial statements, the evaluation of our internal audit controls, and the overall quality of our financial reporting and our critical accounting policies. The Audit Committee meets separately, at least quarterly, with the independent registered public accounting firm. In addition, the Audit Committee oversees our existing procedures for the receipt, retention and handling of complaints related to auditing, accounting and internal control issues, including the confidential, anonymous submission by employees of concerns on questionable accounting and auditing matters. The board of directors has determined that all members of the Audit Committee, comprised of Gerald N. Agranoff, James W. Busby, Monte C. Johnson and George E. “Nick” Nicholson, are independent in accordance with Nasdaq Marketplace Rules and regulations established by the Securities and Exchange Commission, or SEC Regulations, governing audit committee member independence, and has affirmatively determined that Gerald N. Agranoff is an “audit committee financial expert” as that term is defined under SEC Regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934. as amended, requires the directors, executive officers, and persons who own more than 10 percent of a registered class of a company’s equity securities to file with the SEC initial reports of ownership (Form 3) and reports of changes in ownership (Forms 4 and 5) of such class of equity securities. Such officers, directors and greater than 10 percent shareholders of a company are required by SEC Regulations to furnish the company with copies of all such Section 16(a) reports that they file.

To our knowledge, based solely on our review of the copies of such reports furnished to us during the twelve months ended June 30, 2007, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10 percent beneficial owners were met, except reports Form 4 related to stock options grants for each of Michael Steven Cornwell and Mark G. Meikle were filed 14 days late due to a miscommunication that has since been mitigated.

Code of Ethics

Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, we have adopted a Code of Ethics for all employees, including the Chief Executive Officer and Chief Financial Officer. The Code of Ethics is posted on our website, www.triplecrownmedia.com, (under the captions entitled “Investing – Investor Links – Management & Directors”) and is included as Exhibit 14 to this Form 10-K. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics for the Chief Executive Officer and Chief Financial Officer by posting such information on our website. We undertake to provide to any person a copy of this Code of Ethics upon request to our Corporate Secretary at our principal executive’s offices.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

In this section, we will give an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies, and the material factors that we considered in making those decisions. Later in this Part III under the heading “Additional Information Regarding Executive Compensation,” you will find tables containing specific information about the compensation earned by, and equity awards granted to, the following individuals, all of whom received compensation in excess of $100,000 for the fiscal year ended June 30, 2007, or fiscal year 2007, whom we refer to as our “named executive officers”:

•	Robert S. Prather, Jr., Chairman and Director

•	Thomas J. Stultz, President, Chief Executive Officer and Director

•	Mark G. Meikle, Chief Financial Officer and Executive Vice President

•	Michael Steven Cornwell, Executive Vice President of Operations

•	Lawton M. Logan, Executive Vice President of Sales

The discussion below is intended to help you understand the detailed information provided in those tables and put that information into context within our overall compensation program.

Overview of Compensation Philosophy

The goal of our compensation program for our named executive officers is the same as our goal for operating TCM—to create long-term value for our shareowners. Toward this goal, we have designed and implemented our compensation programs for our named executive officers to reward them for sustained financial and operating performance and leadership excellence, to align their interests with those of our shareowners and to encourage them to remain with us for long and productive careers. Most of our compensation elements simultaneously fulfill one or more of our performance, alignment and retention objectives, as described below. These elements consist of salary, annual bonus and share-based incentive compensation. In deciding on the type and amount of compensation for each named executive, we focus on both current pay and the opportunity for future compensation. We combine the compensation elements for each named executive in a manner we believe optimizes the executive’s contribution to us.

Overview of Compensation Objectives

Performance.

The amount of compensation for each named executive officer reflects his superior management experience, continued high performance and exceptional career of service to us. Key elements of compensation that depend upon the named executive officer’s performance include:

•

base salary, which provides fixed compensation based on competitive market practice and, in the case of Thomas J. Stultz and Mark G. Meikle, in accordance with the terms of such individual’s employment agreement;

•

a discretionary bonus, payable in cash or equity incentives, that is based on an assessment of each executive’s performance against pre-determined quantitative and qualitative measures within the context of our overall performance;

•	equity incentive compensation in the form of stock options and/or restricted stock subject to vesting schedules that require continued service with us;

•	our matching stock contributions to our named executive officers who participate in our 401(k) Plan; and

•	other benefits.

Base salary and bonus are designed to reward annual achievements and be commensurate with the executive’s scope of responsibilities, demonstrated leadership abilities, and management experience and effectiveness. Share-based compensation is focused on motivating and challenging the executive to achieve superior, longer-term, sustained results.

Alignment.

We seek to align the interests of our named executive officers with those of our stockholders, and provide them with an opportunity to acquire a proprietary interest in us, by evaluating executive performance on the basis of key financial measurements, which we believe closely correlate to long-term shareowner value, including revenue, operating profit and cash flow from operating activities. Key elements of compensation that align the interests of the named executives with shareowners include equity incentive compensation, which links a significant portion of compensation to shareowner value because the total value of those awards corresponds to stock price appreciation that correlates strongly with meeting company performance goals.

Retention.

Due to extensive management experience, our senior executives are often presented with other professional opportunities, including ones at potentially higher compensation levels. We attempt to retain our executives by using continued service as a determinant of total pay opportunity. Key elements of compensation that require continued service to receive any, or maximum, payout include the vesting terms in our equity-based compensation programs, including stock option and restricted stock awards.

Implementing Our Objectives

Determining Appropriate Pay Levels.

We compete with many other companies for experienced and talented executives. As such, market information regarding pay practices at peer companies (as provided in the public reports filed by such companies with the Securities and Exchange Commission, or the SEC) is reviewed and considered in assessing the reasonableness of compensation and ensuring that compensation levels remain competitive in the marketplace.

We rely upon our judgment in making compensation decisions, after reviewing our performance and carefully evaluating an executive’s performance during the year against established goals, leadership qualities, operational performance, business responsibilities, such individual’s career with us, current compensation arrangements and long-term potential to enhance shareowner value. Specific factors affecting compensation decisions for our named executive officers include:

•	key financial measurements such as revenue, operating profit and cash flow from operating activities;

•	strategic objectives such as acquisitions, dispositions or joint ventures;

•	promoting commercial excellence by launching new or continuously improving services, and attracting and retaining customers and collegiate properties;

•	achieving specific operational goals for us including improved productivity, simplification and risk management; and

•	achieving excellence in their organizational structure and among their employees.

We generally do not adhere to rigid formulas or necessarily react to short-term changes in business performance in determining the amount and mix of compensation elements. Although we consider competitive market compensation paid by other companies, we do not attempt to maintain a certain target percentile within a peer group or otherwise rely on those data to determine executive compensation. We incorporate flexibility into our compensation programs and in the assessment process to respond to and adjust for the evolving business environment.

Allocation of Compensation

There is no pre-established policy or target for the allocation of compensation, other than the employment agreements as previously referenced. We strive to achieve an appropriate mix between equity incentive awards and cash payments in order to meet our objectives. Any apportionment goal is not applied rigidly and does not control our compensation decisions; we use it as another tool to assess an executive’s total pay opportunities and whether we have provided the appropriate incentives to accomplish our compensation objectives. Our mix of compensation elements is designed to reward recent results and motivate long-term performance through a combination of cash and equity incentive awards. We believe the most important indicator of whether our compensation objectives are being met is our ability to motivate our named executive officers to deliver superior performance and retain them on a cost-effective basis.

Timing of Compensation

As discussed elsewhere, compensation (including salary base adjustments, stock options and restrictive stock awards, incentive plan eligibility, incentive plan goal specifications and incentive plan payments, for our named executive officers) are reviewed annually.

Minimum Stock Ownership Requirements

There are no minimum stock ownership guidelines for TCM. All of our named executive officers, however, currently beneficially own either one, or a combination, of shares of common stock, shares of our restricted stock, or stock options to purchase our common stock.

Role of Nominating, Corporate Governance, Compensation and Stock Option Committee.

The Nominating, Corporate Governance, Compensation and Stock Option Committee of our Board, referred to herein as the NCGCC, has primary responsibility for assisting the Board in developing and evaluating potential candidates for executive positions, including the CEO, and for overseeing the development of executive succession plans. As part of this responsibility, the NCGCC oversees the design, development and implementation of the compensation program for the CEO and the other named executive officers. The NCGCC evaluates the performance of the CEO and determines CEO compensation in light of the goals and objectives of the compensation program.

Role of Executive Officers in Determining Compensation

The CEO and the NCGCC together assess the performance of the other named executives and determine their compensation, based on initial recommendations from the CEO. Our CEO assists the NCGCC in reaching compensation decisions with respect to the named executives other than the CEO. The other named executives do not play a role in their own compensation determination, other than discussing individual performance objectives with the CEO. Our CEO is not involved with any aspect of determining his own compensation. The NCGCC makes all compensation decisions for our CEO. Although our CEO assists the NCGCC in reaching compensation decisions with respect to the other named executive officers, the NCGCC has final discretionary authority to approve compensation of all named executive officers, including our CEO.

Role of Compensation Consultant.

The NCGCC did not use the services of a compensation consultant to establish the compensation program for named executive officers for fiscal year 2007. In the future, the NCGCC may engage or seek the advice of compensation consultants to provide insight on compensation trends along with general views on specific compensation programs.

Equity Grant Practices.

The exercise price of each stock option awarded to our named executive officers under our long-term incentive plan is equal to the closing price of our stock on the date of grant. The NCGCC has no pre-set schedule as to when, or if, such grants shall occur.

Annual Compensation Objectives

Base Salary.

Base salaries for our named executive officers depend on the scope of their responsibilities, their performance, and the period over which they have performed those responsibilities. Decisions regarding salary increases take into account the executive’s current salary and the amounts paid to the executive’s peers within and outside TCM. Base salaries are reviewed periodically, but are not automatically increased if the NCGCC believes that other elements of compensation are more appropriate in light of our stated objectives. This strategy is consistent with our primary intent of offering compensation that is contingent on the achievement of performance objectives.

On February 21, 2007, we entered into employment agreements with each of Thomas J. Stultz and Mark G. Meikle. We discuss the terms and conditions of these agreements elsewhere in this Part III under “Additional Information Regarding Executive Compensation—Employment Agreements.”

Bonus.

Each June, the CEO reviews with the NCGCC our estimated full-year financial results against the financial, strategic and operational goals established for the year, and our financial performance in prior periods. Based on that review, the NCGCC determines on a preliminary basis whether each named executive officer has achieved the objectives upon which the bonus is evaluated. After reviewing the final full-year results, the NCGCC approves total bonuses to be awarded. Bonuses will be approved subject to the results of our year end financial audit and paid shortly thereafter.

The NCGCC, with input from the CEO with respect to the other named executive officers, uses discretion in determining the current year’s bonus for each named executive officer. It evaluates our overall performance, the performance of the business unit or function that the named executive officer leads and an assessment of each executive officer’s performance against expectations, which is reviewed at the end of the year. The bonuses also reflect (and are proportionate to) the consistently increasing and sustained annual financial results of TCM. We believe that the annual bonus rewards the executives who drive these results and incentivizes them to sustain this performance.

Whether or not a bonus is in fact earned by an executive is based on both an objective analysis (predetermined operating profit targets based on budgeted operating revenues) and a subjective analysis (based on the individual’s contribution to us or the business unit), The financial objective for each named executive officer for fiscal year 2007 is discussed below. In making the subjective determinations, the NCGCC does not base its determination on any single performance factor nor does it assign relative weights to factors, but considers a mix of factors, including evaluations of superiors, and evaluates an individual’s performance against such mix in absolute terms in relation to our other executives.

The salaries paid and the annual bonuses awarded to the named executive officers for fiscal year 2007 are discussed below and disclosed in the Summary Compensation Table.

Equity Awards

Our equity incentive compensation program is designed to recognize scope of responsibilities, reward demonstrated performance and leadership, motivate future superior performance, align the interests of the executive with our stockholders and retain the executives through the vesting period established for the awards. All of our officers and key employees (including our named executive officers) and our directors are eligible for grants of stock options and other stock-based awards (including restricted stock), under our 2005 Long-Term Incentive Plan, referred to herein as the Incentive Plan, which is administered by the NCGCC. We consider the grant size and the appropriate combination of stock options, common stock and restricted stock when making award decisions. The amount of equity incentive compensation granted for fiscal year 2007 (as discussed below) was based upon our strategic, operational and financial performance overall, and reflects each named executive officer’s expected contributions to our future success. Existing ownership levels are not a factor in award determination, as we do not want to discourage executives from holding our stock.

We have expensed stock option grants under Statement of Financial Accounting Standards 123, Share-Based Payment (SFAS 123) since December 31, 2005, and adopted SFAS 123, as revised, in 2004 (SFAS 123R) beginning in 2005. When determining the appropriate combination of stock options and restricted stock, our goal is to weigh the cost of these grants with their potential benefits as a compensation tool. We believe that providing combined grants of stock options and restricted stock effectively balances our objective of focusing the named executive officers on delivering long-term value to our shareowners, with our objective of providing value to the executives with the equity awards. Stock options only have value to the extent the price of our stock on the date of exercise exceeds the exercise price on the grant date, and thus are an effective compensation element only if the stock price grows over the term of the award. In this sense, stock options are a motivational tool. Unlike stock options, restricted stock offers executives the opportunity to receive shares of our stock on the date the restricted stock vests. In this regard, restricted stock serves both to reward and retain executives, as the value of the restricted stock is linked to the price of our stock on the date the restricted stock vests.

Other than the CEO and the Chairman, each of the named executive officers received grants of stock option awards for fiscal year 2007. The stock options granted to each named executive officer are exercisable in three equal annual installments beginning one year after the grant date and have a maximum ten-year term. We believe that this vesting schedule aids us in retaining executives and motivating longer-term performance. Under the terms of our Incentive Plan, unvested stock options are forfeited if the executive voluntarily leaves our employment.

401(k) Plan

We have a 401(k) Savings Plan qualified under Section 401(k) of the Internal Revenue Code, as amended, which is available to all our employees who are at least 21 years of age the first month following one year of service. Employees may contribute up to 100% of their annual compensation (subject to certain statutory limitations) to the plan through voluntary salary deferred payments. We match 50% of each employee’s contribution up to 6% of the employee’s salary.

Eligible named executive officers participated in the 401(k) Plan in fiscal year 2007 and received matching contribution from us under the 401(k) Plan for the twelve months ended June 30, 2007 as follows:

Named Executive Officer	Matching Contributions for the Twelve Months Ended June 30, 2007
Thomas J. Stultz	$12,248
Mark G. Meikle	$1,089
Michael Steven Cornwell	$225
Lawton M. Logan	$4,720

Other Compensation.

We provide our named executive officers with medical, dental and vision insurance coverage that are consistent with those provided to our other employees. In addition, we provide certain perquisites, which are described in the Summary Compensation Table, to our named executive officers, as a component of their total compensation.

Compensation for Named Executive Officers in Fiscal Year 2007

Strength of company performance. The specific compensation decisions made for each of the named executive officers for the twelve months ended June 30, 2007 reflect our strong performance against key financial and operational measurements. A more detailed analysis of our financial and operational performance is contained in the Management’s Discussion & Analysis contained elsewhere in this Annual Report on Form 10-K. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the twelve months ended June 30, 2007 increased by greater than 10% on a pro-forma basis compared to the twelve months ended June 30, 2006.

CEO Compensation. In determining Mr. Stultz’s compensation for the twelve months ended June 30, 2007, the NCGCC considered his performance against financial, strategic and operational goals for this year as follows:

Financial Objectives

Increase EBITDA for our Newspaper Publishing business by 10% or greater for the twelve months ended December 31, 2006.

Increase EBITDA for Triple Crown Media, Inc. by 10% or greater for the twelve months ended June 30, 2007.

Strategic and Operational Goals

Add new University properties to our portfolio	We added the University of Nebraska, the University of Kansas, Rice University, Furman University and Western Kentucky University to our portfolio of marketing rights.

Retain an excellent team	Mr. Stultz continues to add strong management expertise at all levels of the organization.

Manage Newspaper Publishing business	Our Newspaper Publishing business continues to provide a strong source of cash flow for the business and grew in the face of significant market pressures.

In light of the assessment of Mr. Stultz’s performance against his achievement of these goals, he was awarded a cash bonus of $388,750 for fiscal year 2007. Mr. Stultz’s annual salary rate of $577,500 was established in February 2007 pursuant to an employment agreement, based on the factors discussed in this Compensation Discussion and Analysis.

For 2007, based on an evaluation of our performance, Mr. Stultz’s leadership performance and his potential to enhance long-term shareowner value, the NCGCC granted Mr. Stultz unrestricted stock valued at $637,500 for which he received 40,369 shares of our common stock in February 2007. Further, the NCGCC granted Mr. Stultz 120,000 shares of restricted stock that vest in equal annual installments each February 21, 2008, 2009, 2010 and 2011. Finally, the NCGCC granted Mr. Stultz 55,000 shares of restricted stock to be issued July 1, 2007 that vests on February 21, 2012.

Other Named Executive Officers’ Compensation. In determining the compensation of Messrs. Meikle, Cornwell, Logan and Prather for the twelve months ended June 30, 2007, the NCGCC compared their achievements against the performance objectives established for each of them at the beginning of the year and discussed with each individual at the beginning of the year by the CEO. The NCGCC evaluated our overall performance and the contributions of each of the other named executive officers to that performance, as well as the performance of the departments that each individual leads when relevant.

In February 2007, Mr. Meikle’s base salary was increased to $236,000, Mr. Cornwell’s base salary was increased to $195,000. Mr. Logan’s base salary did not change in fiscal year 2007; however, his revenue incentive was adjusted to provide an incentive to continue the excellent growth in revenue he has achieved in his service to us. Because Mr. Prather had received significant equity awards for the six months ended June 30, 2006, the NCGCC did not increase Mr. Prather’s compensation for fiscal year 2007. The annual bonuses for Messrs. Meikle and Cornwell were $50,000 and $35,000, respectively. In each case, the bonus amounts were determined based on an evaluation of company and individual performance as relevant against the financial, operational, strategic and other goals and objectives established at the beginning of the year for each named executive. In terms of share-based compensation, Messrs. Meikle, Cornwell and Logan were each granted 15,000 options to purchase common stock on November 29, 2007. Each received the same share-based award because each is a member of our leadership team that shares the responsibility and collectively supports our overall goals and performance. The options vest in equal annual installments each November 29, 2008, 2009 and 2010.

COMPENSATION COMMITTEE REPORT

The Nominating, Corporate Governance, Compensation and Stock Option Committee of the Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on the review and discussion referred to above, the NCGCC recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Nominating, Corporate Governance, Compensation and Stock Option Committee

Monte C. Johnson

Hilton H. Howell, Jr.

James W. Busby

Gerald N. Agranoff

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation of our Chairman, Chief Executive Officer, Chief Financial Officer and the other named executive officers for the twelve months ended June 30, 2007. Each of the named executive officers have received incentive cash payment awards that, for purposes of this Summary Compensation Table, have been characterized as “Non-Equity Incentive Plan Compensation” under column (G) rather than “Bonuses” under column (D). The cash compensation incentive awards will be approved by the NCGCC subsequent to the results of our year end financial audit and will be paid out shortly thereafter.

Summary Compensation Table (1)

Name and Principal Position (A)	Year (B)	Salary ($) (C)		Bonus ($) (1) (D)	Stock Awards ($) (2) (E)		Option Awards ($) (3) (F)		Non- Equity Incentive Plan Compen- sation ($) (4) (G)		Change in Pension Value and Nonquali- fied Deferred Compen- sation Earnings($) (H)	All Other Compen- sation ($) (I)		Total ($) (J)
Robert S. Prather, Jr. Chairman of the Board of Directors	2007	$123,860	(5)				$81,011	(6)				$47,464	(7)	$252,335

Thomas J. Stultz President and Chief Executive Officer	2007	$571,875	(8)		$732,511	(9)	$81,011	(10)	$388,750	(11)		$44,387	(12)	$1,818,534

Mark G. Meikle Executive Vice President and Chief Financial Officer	2007	$230,288	(13)				$27,602	(14)	$50,000	(15)		$17,004	(16)	$324,894

Michael Steven Cornwell Executive Vice President of Operations	2007	$191,106	(17)				$23,551	(18)	$30,500	(19)		$8,586	(20)	$253,743

Lawton M. Logan Executive Vice President of Sales	2007	$207,666	(21)				$11,400	(22)	$69,402	(23)		$14,314	(24)	$302,782

(1)	For purposes of this Summary Compensation Table, the cash incentive awards to the named executive officers, which are discussed in further detail under the heading “Compensation Discussion and Analysis—Compensation for Named Executive Officers for Fiscal Year 2007,” have been characterized as “Non-Equity Incentive Plan Compensation” under column (G).

(2)	The amounts in column (E) represent the proportionate amount of the total fair value of restricted stock and unrestricted stock recognized by us as an expense in fiscal year 2007 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The fair values of these awards and the amounts expensed in fiscal year 2007 were determined in accordance with FAS No. 123R. The awards for which expense is shown in column (E) include the awards described in the Grants of Plan-Based Awards table included elsewhere in this section. The assumptions used in determining the grant date fair values of these awards are set forth in Note 13 to our consolidated financial statements included elsewhere in this Annual Report.

(3)

The amounts in column (F) represent the proportionate amount of the total fair value of stock options recognized by us as an expense in fiscal year 2007 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The fair value of these awards and the amounts expensed in fiscal year 2007 were determined in accordance with FAS No. 123R. The awards for which expense is shown in column (F) include the awards described in the Grants of Plan-Based Awards table included elsewhere in this section. The assumptions used in determining the grant date fair values of these awards are set forth in Note 13 to our consolidated financial statements included elsewhere in this Annual Report.

(4)	The amounts in column (G) reflect the cash incentive awards to the named executive officers, which are discussed in further detail under the heading “Compensation Discussion and Analysis—Compensation for Named Executive Officers for Fiscal Year 2007,” and that, for purposes of this Summary Compensation Table, have been characterized as “Non-Equity Incentive Plan Compensation” under this column (G) rather than “Bonus” under column (D).

(5)	The amount reported includes retroactive pay for fiscal year 2006. As of June 30, 2007, we paid Mr. Prather’s salary at the annual rate of $100,000.

(6)	Mr. Prather received a grant of options to purchase 100,000 shares of our common stock in fiscal year 2006, for which we continue to recognize expense in fiscal year 2007.

(7)	For the twelve months ended June 30, 2007, the amount reported includes an auto allowance of $20,800, medical expenses of $13,931, club dues of $8,761, reimbursement of auto insurance and registration of $3,603 and parking fees of $369. Fees of $26,000 paid to Mr. Prather for his services as a Director are reported in the Director Compensation Table.

(8)	As of June 30, 2007, we paid Mr. Stultz at the annual rate of $577,500.

(9)	The amount relates to a grant of 120,000 shares of restricted stock we issued pursuant to Mr. Stultz’s employment agreement and a grant of 40,369 shares of unrestricted common stock we issued during the twelve months ended June 30, 2007. Mr. Stultz received 5,000 shares of restricted stock awards from us in fiscal year 2006, for which we continue to recognize expense in fiscal year 2007, for his service as a Director. The expense is reported in the Director Compensation Table.

(10)	Mr. Stultz received a grant of options to purchase 100,000 shares of our common stock in fiscal year 2006, for which we continue to recognize expense in fiscal year 2007.

(11)	Mr. Stultz was paid a bonus of $100,000 for achieving the EBITDA targeted for our Newspaper Publishing business for the twelve months ended December 31, 2006. In addition, Mr. Stultz earned a bonus of $288,750 for exceeding the EBITDA targeted for TCM for the twelve months ended June 30, 2007.

(12)	For the twelve months ended June 30, 2007, the amount reported includes an auto allowance of $9,000, $8,453 as the fair value of travel expenses for Mr. Stultz’s spouse, $12,248 of matching contributions by us to our 401(k) Plan, $7,390 of club dues and $7,296 of employee benefits. Fees of $26,000 paid to Mr. Stultz for his services as a Director are reported in the Director Compensation Table.

(13)	As of June 30, 2007, we paid Mr. Meikle at an annual rate of $236,000.

(14)	The reported amount relates to options to purchase 15,000 shares of our common stock we granted to Mr. Meikle in fiscal year 2007.

(15)	Mr. Meikle earned a bonus of $50,000 from us for achieving his performance objectives for the twelve months ended June 30, 2007.

(16)	For the twelve months ended June 30, 2007, the amount reported includes $9,623 of employee benefits, $1,089 of matching contributions by us to our 401(k) Plan, and $6,292 as the fair value of travel expenses for Mr. Meikle’s spouse.

(17)	As of June 30, 2007, we paid Mr. Cornwell at an annual rate of $195,000.

(18)	The reported amount relates to options to purchase 15,000 shares of our common stock we granted to Mr. Cornwell in fiscal year 2007.

(19)	Mr. Cornwell earned a bonus of $35,000 from us for achieving his performance objectives for the twelve months ended June 30, 2007.

(20)	For the twelve months ended June 30, 2007, the reported amount includes $4,000 of club dues, $3,756 of employee benefits, $605 as the fair value of travel expenses for Mr. Cornwell’s spouse, and $225 of matching contributions by us to our 401(k) Plan.

(21)	As of June 30, 2007, we paid Mr. Logan at an annual rate of $205,615.

(22)	The reported amount relates to options to purchase 15,000 shares of our common stock we granted to Mr. Logan in fiscal year 2007.

(23)	For the twelve months ended June 30, 2007, we paid Mr. Logan incentive compensation of $69,402 for achieving and exceeding our sales targets.

(24)	For the twelve months ended June 30, 2007, the reported amount includes $9,594 of employee benefits and $4,720 of matching contributions by us to our 401(k) Plan.

Employment Agreements.

On February 21, 2007, we entered into three-year employment agreements, each of which we refer to herein as an Employment Agreement, and collectively referred to as the Employment Agreements, with Thomas J. Stultz, President and Chief Executive Officer, and Mark G. Meikle, Executive Vice President and Chief Financial Officer, each of which is referred to herein as an Executive. Each of the Employment Agreements provides that it shall be extended automatically for an additional one-year period, unless sooner terminated by either party. The intent is that on each anniversary of the commencement date, the employment term automatically extends to a full three-year period.

Mr. Stultz has been our President and Chief Executive Officer since December 2005. Mr. Stultz had been President and Chief Operating Officer of Host Communications, Inc. since August 2004. He served as President of Gray Publishing, LLC from 1996 through December 2004, managing the daily newspapers owned by Gray Television, Inc. As President and Chief Executive Officer, Mr. Stultz’s base salary will be $577,500, and he will continue to participate in the compensation plans available to executive officers as described in our proxy statement for our 2006 Annual Meeting of Stockholders dated November 9, 2006, and as set forth as exhibits to our various periodic filings. In addition, Mr. Stultz will receive an unrestricted grant of our common stock valued at $637,500, or 40,369 shares, net of applicable taxes, based on the February 21, 2007 share price of $8.69 per share. Further, Mr. Stultz will receive a grant of 120,000 restricted shares of our common stock vesting 30,000 shares on each of February 21, 2008, 2009, 2010 and 2011. Mr. Stultz will receive a further grant of 55,000 restricted shares of our common stock on July 1, 2007 vesting on February 21, 2012. Mr. Stultz is eligible to receive a bonus of up to 50% of his base salary contingent upon achieving certain performance targets, payable in cash, stock or a combination of cash and stock at the discretion of the NCGCC.

Mr. Meikle has been our Executive Vice President and Chief Financial Officer since April 2006. Mr. Meikle’s base salary will be $236,000, and he will continue to participate in the compensation plans available to executive officers as described in our proxy statement for our 2006 Annual Meeting of Stockholders dated November 9, 2006, and as set forth as exhibits to our various periodic filings. In addition, Mr. Meikle is eligible to receive a bonus of up to $50,000 contingent upon achieving certain performance targets, payable in cash, stock or a combination of cash and stock at the discretion of the NCGCC.

Each of the Employment Agreements provides that the following payments shall be made upon the Executive’s termination of employment for any reason: (a) any earned but unpaid salary through the date of termination; (b) any earned bonus, for which the performance measurement period has ended, but which is unpaid as of the date of termination; (c) any accrued but unpaid vacation; and (d) any unreimbursed business expenses incurred by the Executive.

Each of the Employment Agreements provides that we shall have the right to terminate the Executive’s employment during the employment term on account of the Executive’s Disability (as defined in the Employment Agreements) and the Executive’s employment shall terminate automatically upon the Executive’s death. If the Executive’s employment with us terminates on account of Disability or death, the Executive or the Executive’s estate, as applicable shall receive, in addition to the payments set forth above, a pro rata bonus payment for the fiscal year in which the Executive’s Disability or death occurs equal to the amount of the Executive’s bonus earned for the prior fiscal year multiplied by a fraction, the numerator of which is the number of days during the current fiscal year that transpired before the date of termination and the denominator of which is 365.

Each of the Employment Agreements provides that we shall have the right to terminate the Executive’s employment at any time for Cause (as defined in the Employment Agreements) upon written notice to the Executive. In the event of a termination of the Executive’s employment by us for Cause, the Executive shall be entitled to receive only the payments set forth above.

Each of the Employment Agreements provides that the Executive shall have the right to terminate his employment, without Good Reason, at any time, upon 60 days’ written notice to us. If the Executive voluntarily terminates his employment with us without Good Reason, the Executive shall be entitled to receive only those payments set forth above.

Each of the Employment Agreements provides that we shall have the right to terminate the Executive’s employment at any time, for any reason or no reason, with or without Cause, effective upon the date designated by us upon written notice to the Executive. The Executive shall have the right to terminate his employment, with Good Reason (as defined in the Employment Agreements), at any time, by giving us written notice of the termination. A termination of employment by the Executive for Good Reason shall be effective ten business days following the date when such notice is given, unless, if applicable, the event constituting Good Reason is remedied by us prior to that date.

If we terminate the Executive’s employment for any reason other than Cause or the Executive terminates his employment for Good Reason, then, in addition to the payments set forth above, we shall pay the following amounts: (a) the Executive’s salary, in effect as of the date of termination, for the remaining period of the then current employment term (disregarding any renewal term that would commence following the date of termination); (b) a pro rata bonus payment for the fiscal year during which the termination of employment occurs equal to the amount of the Executive’s bonus earned for the prior fiscal year multiplied by a fraction, the numerator of which is the number of days during the current fiscal year that transpired before the date of termination and the denominator of which is 365; (c) coverage for the Executive and his eligible dependents under our medical and dental plans for the remaining period of the then current employment term (disregarding any renewal term that would commence following the date of termination), at the same cost to the Executive as in effect on the date of termination; (d) in the case of Mr. Stultz, the restrictions on his restricted stock shall lapse as of the date of termination; and (e) any outstanding equity award made under an equity incentive plan maintained by us shall become 100% vested as of the date of termination, and shall be exercisable following the Executive’s termination of employment for such period of time, as specified in the applicable award agreement.

All amounts payable upon the termination of an Executive’s employment are conditioned upon the Executive honoring the restrictive covenants set forth in his respective Employment Agreement and the execution of a general release of all claims arising from the Executive’s employment with us.

The Employment Agreements provide that, subject to certain limited exceptions, both during the employment term and thereafter, the Executive shall not, without our prior written consent, for any reason either directly or indirectly divulge to any third party or use for his own benefit, or for any purpose other than our exclusive benefit, any of our confidential, proprietary, business and technical information or trade secrets or of our parent or any subsidiary (which we refer to herein as Proprietary Information) revealed, obtained or developed in the course of his employment with us. All right, title and interest in and to Proprietary Information shall be and remain our sole and exclusive property.

Both during the employment term and thereafter, the Executive and we have each agreed not to make any comment or take any action which disparages, defames, or places in a negative light the other party.

Each of the Employment Agreements provides that the Executive shall not, during the employment term and for a period of two years thereafter, and in any geographic area or market in which we or our parent or any subsidiary is conducting its business, do any of the following, directly or indirectly, without our prior written consent: (i) engage or participate, directly or indirectly, in any business activity competitive with our business as conducted during the employment term; (ii) become interested in any person, firm, corporation, association or other entity (or portion thereof) engaged in any business that is competitive with our business or the business of our parent or any subsidiary as conducted during the employment term; provided, however, the Executive may hold not more than one percent of the outstanding securities of any class of any publicly-traded securities of a company that is engaged in activities that are competitive with our business; (iii) influence or attempt to influence any then current or prospective supplier, customer, corporate partner, collaborator, or independent contractor of ours to terminate or modify any written or oral agreement or course of dealing with us; or (iv) influence or attempt to influence any person either (A) to terminate or modify an employment, consulting, agency, distributorship or other arrangement with us, or (B) to employ or retain, or arrange to have any other person or entity employ or retain, any person who has been employed or retained by us as an employee, consultant, agent or distributor of ours at any time during the one year period immediately preceding the termination of the Executive’s employment.

The foregoing description of the Employment Agreements does not purport to be complete and is qualified in their entirety by reference to the Employment Agreements, copies of which were filed as exhibits to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Grants of Plan-Based Awards

The following table provides information about equity or share-based awards granted during the twelve months ended June 30, 2007 to the named executive officers: (1) the grant date; (2) the number of shares underlying all other stock awards, which consist of restricted and unrestricted stock awards; (3) all other option awards, which consist of the number of shares underlying stock options awarded to the named executive officers other than Mr. Stultz; (4) the exercise price of the stock option awards, which reflects the closing price of our common stock on the date of grant and (5) the grant date fair value of each equity award computed under SFAS 123R.

Grants of Plan-Based Awards

	Grant Date (B)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock Or Units (#) (I)		All Other Option Awards: Number of Securities Underlying Options (1) (J)	Exercise or Base Price of Option Awards ($/Sh) (2) (K)	Grant Date Fair Value of Stock and Option Awards ($) (3) (L)
Name (A)		Threshold ($) (C)	Target ($) (D)	Maximum ($) (E)	Threshold (#) (F)	Target (#) (G)	Maximum (#) (H)
Thomas J. Stultz	2/21/2007							120,000	(4)			$1,042,800
	2/21/2007							40,369	(5)			$637,500
Mark G. Meikle	11/29/2007									15,000	$6.90	$34,062
Michael Steven Cornwell	11/29/2007									15,000	$6.90	$34,062
Lawton M. Logan	11/29/2007									15,000	$6.90	$34,062

(1)	The amounts in column (J) represent the number of stock options granted to the named executives during the twelve months ended June 30, 2007. The options will vest in equal amounts on each of November 29, 2008, 2009 and 2010.

(2)	Column (K) represents the exercise price for each of the stock options granted, which was the closing price of our common stock on November 29, 2006, the date the NCGCC granted the options.

(3)	Column (L) represents the full grant date fair value of restricted and unrestricted stock awards and the full grant date fair value of stock options under SFAS 123R granted to the named executive officers during the twelve months ended June 30, 2007. Generally, the full grant date fair value is the amount that we would expense in our financial statements over the award’s vesting schedule. The assumptions used in determining the grant date fair values of these awards are set forth in Note 13 to our consolidated financial statements included elsewhere in this Annual Report.

(4)	The amount reported represents shares of our restricted stock that vest in equal amounts annually on each of February 21, 2008, 2009, 2010 and 2011.

(5)	The amount reported represents shares of our unrestricted Common Stock issued pursuant to Mr. Stultz employment agreement for past and future service. The number of shares delivered represented the grant value of the awards, net of applicable income taxes.

Under the Incentive Plan, all of our officers and key employees (including our named executive officers) and our directors are eligible for grants of stock options and other stock-based awards (including restricted stock). The Incentive Plan is administered by the NCGCC. The Incentive Plan is intended to provide additional incentives and motivation for our employees. The NCGCC is authorized in its sole discretion to determine the individuals to whom stock based incentives will be granted, the type and amount of such stock based incentives and awards and the terms thereof; and to prescribe, amend and rescind rules and regulations relating to the Incentive Plan, among other things.

Outstanding Equity Awards at Fiscal Year-End

The following table details the equity incentive awards outstanding as of June 30, 2007. For additional information about the option awards, see “Equity Awards” and “Compensation for Named Executive Officers in Fiscal Year 2007” under “Compensation Discussion and Analysis.”

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (A)	Number of Securities Underlying Unexercised Options (#) Exercisable (B)	Number of Securities Underlying Unexercised Options (#) Unexercisable (C)	Equity Incentive Plan Awards: Number of Unearned Securities Underlying Unexercised Options (#) Unexercisable (D)	Option Exercise Price (E)	Option Expiration Date (F)	Number of Shares or Units of Stock That Have Not Vested (#) (G)	Market Value of Shares or Units of Stock That Have Not Vested ($) (H)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (I)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (J)
Robert S. Prather, Jr.	33,333	66,667		$5.43	4/27/2016
						4,000	$37,280
Thomas J. Stultz	33,333	66,667		$5.43	4/27/2016
						4,000	$37,280
						120,000	$1,118,400
Mark G. Meikle	8,333	16,667		$5.43	4/27/2016
		15,000		$6.90	11/29/2016
Michael Steven Cornwell	6,666	13,334		$5.43	4/27/2016
		15,000		$6.90	11/29/2016
Lawton M. Logan	1,666	3,334		$5.43	4/27/2016
		15,000		$6.90	11/29/2016

On April 27, 2006, options to purchase 374,000 shares of our common stock were awarded to our employees (including our named executive officers). Such options vest in equal annual installments each April 27, 2007, 2008 and 2009. On November 29, 2006, options to purchase 15,000 shares of our common stock were awarded to each of Messrs. Meikle, Cornwell, and Logan. Those options vest in equal annual installments each November 29, 2007, 2008 and 2009. In connection with such awards, we will record $0.8 million of non-cash compensation expense over the three-year vesting period, of which $0.3 million was recognized in the twelve months ended June 30, 2007.

On February 21, 2007, pursuant to an employment agreement with our Chief Executive Officer, 120,000 shares of our restricted stock were granted to Thomas J. Stultz subject to a vesting schedule whereby 30,000 shares vest in equal annual installments each February 21, 2008, 2009, 2010 and 2011. In connection with this award, we will record $1.0 million of non-cash compensation expense over the four-year vesting period, of which $0.1 million was recognized during the twelve months ended June 30, 2007

Options Exercises and Stock Vested

The following table provides information on stock awards vested for the twelve months ended June 30, 2007. Pursuant to a grant of 5,000 shares of restricted stock to each of Mr. Prather and Mr. Stultz as directors awarded in fiscal year 2006, 1,000 shares vested on December 31, 2006 when the stock closed at $7.74 per share. Mr. Stultz received a grant of 40,369 shares of unrestricted stock, net of applicable taxes, during the twelve months ended June 30, 2007 in recognition of his performance during fiscal year 2007 and in consideration of his future service to us, all of which vested on the date of grant when the stock closed at $8.69 per share, with a realized value at vesting of $637,500.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name (A)	Number of Shares Acquired on Exercise (#) (B)	Value Realized on Exercise ($) (C)	Number of Shares Acquired on Vesting (#) (D)	Value Realized on Vesting ($) (E)
Robert S. Prather, Jr.			1,000	$7,740
Thomas J. Stultz			1,000	$7,740
			40,369	$637,500

Potential Payments Upon Termination or Change in Control

The following tables summarize the value of the termination payments and benefits that Messrs. Stultz and Meikle would receive if they had terminated employment on June 30, 2007 under the circumstances shown pursuant to the terms of the employment agreements we have entered into with each of them. For further description of the employment agreements governing these payments, see “Employment Agreements.” We have not entered into any employment agreements, severance agreements or any other type of termination or change in control agreements with any of our other named executive officers. Other than the employment agreements with Messrs. Stultz and Meikle, there is no formal policy with respect to payments to named executive officers upon a termination of such officer or change in control of the Company. In addition, the employment agreements do not provide for any payments upon a change in control of the Company. The tables exclude (i) amounts accrued through June 30, 2007 that would be paid in the normal course of continued employment, such as accrued but unpaid salary and earned annual bonus for fiscal year 2007 and reimbursed business expenses and (ii) vested account balances under our 401(k) Plan that is generally available to all of our employees.

Thomas J. Stultz

Benefit	Retirement ($)		Death ($)		Disability ($)		Termination by Company without Cause or Executive with Good Reason ($)		Termination following or prior to a Change in Control ($)
Cash Severance	—		$388,750	(1)	$388,750	(1)	$1,832,500	(2)	—	(3)
Acceleration of Restricted Stock	—		—		—		$1,118,400	(4)	—	(3)
Acceleration of Stock Options	—		—		—		$259,335	(5)	—	(3)
Health & Welfare Benefits	—	(6)	—	(6)	—	(6)	$23,853	(7)	—	(3)

(1)	Excluding accrued, but unpaid, base salary, annual bonus, accrued vacation, 401(k) payments and unreimbursed business expenses, executive is entitled to receive a lump sum pro rata bonus payment equal to the amount of the Executive’s bonus earned for the prior fiscal year multiplied by a fraction, the numerator of which is the number of days during the current fiscal year that transpired before the date of termination and the denominator of which is 365. The amount reported includes a one-time $100,000 bonus related to the results of operations for the Newspaper Publishing business for the twelve months ended December 31, 2006.

(2)	Excluding accrued, but unpaid, base salary, annual bonus, accrued vacation, 401(k) payments and unreimbursed business expenses, executive is entitled to receive an amount equal to (i) the Executive’s salary, in effect as of the date of termination, for the remaining period of the then current employment term (disregarding any renewal term that would commence following the date of termination); and (ii) a pro rata bonus payment for the fiscal year during which the termination of employment occurred equal to the amount of the Executive’s bonus earned for the prior fiscal year multiplied by a fraction, the numerator of which is the number of days during the current fiscal year that transpired before the date of termination and the denominator of which is 365. The amount reported includes a one-time $100,000 bonus related to the results of operations for the Newspaper Publishing business for the twelve months ended December 31, 2006.

(3)	Executive is not entitled to any specific payments upon a change in control, other than such payments that Executive would otherwise be entitled to if termination upon a change in control is by reason of death or disability or by the Company without Cause or the Executive for Good Reason (as such terms as provided in the applicable employment agreement), as provided in the related columns.

(4)	Reflects the value of the restricted shares not yet vested on June 30, 2007, which would accelerate in connection with a termination by the Company without Cause or by the Executive with Good Reason, calculated in accordance with the fair market value of our common stock as of June 30, 2007.

(5)	Reflects the value of the stock options to purchase shares of our common stock not yet vested on June 30, 2007, which would accelerate in connection with a termination by the Company without Cause or by the Executive with Good Reason, calculated in accordance with the fair market value of our common stock as of June 30, 2007, less the exercise price.

(6)	Executive is entitled to continued participation in our group health plan, assuming he makes a timely election of continuation coverage under COBRA, at the Executive’s expense.

(7)	The Company will continue to provide coverage for the Executive and his eligible dependents under its medical and dental plans for the remaining period of the then current employment term (disregarding any renewal term that would commence following the date of termination) at the same cost to the Executive as in effect on the date of termination.

Mark G. Meikle

Benefit	Retirement ($)		Death ($)		Disability ($)		Termination by Company without Cause or Executive with Good Reason ($)		Termination following or prior to a Change in Control ($)
Cash Severance	—		$50,000	(1)	$50,000	(1)	$640,000	(2)	$—	(3)
Acceleration of Restricted Stock	—		—		—		—		$—	(3)
Acceleration of Stock Options	—		—		—		$64,835	(4)	$—	(3)
Health & Welfare Benefits	—	(5)	—	(5)	—	(5)	33,479	(6)	$—	(3)

(1)	Excluding accrued, but unpaid, base salary, annual bonus, accrued vacation, 401(k) payments and unreimbursed business expenses, executive is entitled to receive a lump sum pro rata bonus payment equal to the amount of the Executive’s bonus earned for the prior fiscal year multiplied by a fraction, the numerator of which is the number of days during the current fiscal year that transpired before the date of termination and the denominator of which is 365.

(2)	Excluding accrued, but unpaid, base salary, annual bonus, accrued vacation, 401(k) payments and unreimbursed business expenses, executive is entitled to receive an amount equal to (i) the Executive’s salary, in effect as of the date of termination, for the remaining period of the then current employment term (disregarding any renewal term that would commence following the date of termination); and (ii) a pro rata bonus payment for the fiscal year during which the termination of employment occurred equal to the amount of the Executive’s bonus earned for the prior fiscal year multiplied by a fraction, the numerator of which is the number of days during the current fiscal year that transpired before the date of termination and the denominator of which is 365.

(3)	Executive is not entitled to any specific payments upon a change in control, other than such payments that Executive would otherwise be entitled to if termination upon a change in control is by reason of death or disability or by the Company without Cause or the Executive for Good Reason, as provided in the related columns.

(4)	Reflects the value of the stock options to purchase shares of our common stock not yet vested on June 30, 2007, which would accelerate in connection with a termination by the Company without Cause or by the Executive with Good Reason, calculated in accordance with the fair market value of our common stock as of June 30. 2007, less the exercise price.

(5)	Executive is entitled to continued participation in our group health plan, assuming he makes a timely election of continuation coverage under COBRA, at the Executive’s expense.

(6)	The Company will continue to provide coverage for the Executive and his eligible dependents under its medical and dental plans for the remaining period of the then current employment term (disregarding any renewal term that would commence following the date of termination) at the same cost to the Executive as in effect on the date of termination.

DIRECTOR COMPENSATION

Compensation for Non-Management Directors. All of our directors are currently being paid an annual retainer fee in the amount of $20,000. The Chairman of each of our Audit Committee and our Nominating, Corporate Governance, Compensation and Stock Option Committee receive an additional annual fee of $5,000, and each board member is entitled to a fee of $1,500 per board or committee meeting attended. Non-employee directors are eligible to receive a grant of options to purchase shares of our common stock at the time of the meeting of our Board of Directors held immediately following each annual meeting of stockholders at the fair market value of such stock on the date of grant. We also reimburse each director for travel and related expenses incurred in connection with attendance at board and committee meetings.

On February 15, 2006, under the Incentive Plan, 5,000 shares of restricted Common Stock were granted to each of our following directors: Robert S. Prather, Jr.; Thomas J. Stultz; Gerald N. Agranoff; James W. Busby; Hilton H. Howell, Jr.; Monte C. Johnson; and George E. “Nick” Nicholson.

The following table provides summary information of compensation of directors for the twelve months ended June 30, 2007. The amount reported under stock awards relates to the shares of restricted stock awarded to each director on February 15, 2006, for which we continue to recognize expense in fiscal year 2007.

Director Compensation

Name and Principal Position (A)	Fees Earned or Paid in Cash ($) (B)	Stock Awards ($) (1) (C)	Options Awards ($) (D)	Non-Equity Incentive Plan Compensation ($) (E)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (F)	All Other Compensation ($) (G)	Total ($) (H)
Robert S. Prather, Jr. (2)	26,000	7,713					33,713
Gerald N. Agranoff	56,500	7,713					64,213
James W. Busby	51,500	7,713					59,213
Hilton H. Howell, Jr.	42,500	7,713					50,213
Monte C. Johnson	56,500	7,713					64,213
George E. “Nick” Nicholson	29,000	7,713					36,713
Thomas J. Stultz (2)	26,000	7,713					33,713

(1)	The amounts in column (C) represent the proportionate amount of the total fair value of restricted stock recognized by us as an expense in fiscal year 2007 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The fair values of these awards and the amounts expensed in fiscal year 2007 were determined in accordance with FAS No. 123R. The assumptions used in determining the grant date fair values of these awards are set forth in Note 13 to our consolidated financial statements included elsewhere in this Annual Report.

(2)	The fees earned and stock awards granted to each of Mr. Prather and Mr. Stultz for his services as a Director as disclosed in the above table have not been reported and included in the Summary Compensation Table for Named Executive Officers to avoid duplication of compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of our common stock as of August 22, 2007 by (i) any person who is known to us to be the beneficial owner of more than five percent of our common stock, (ii) all directors, (iii) all executive officers named in the Summary Compensation Table herein and (iv) all directors and executive officers as a group. Warrants and options to acquire our common stock included in the amounts listed below are currently exercisable or will be exercisable within 60 days after August 22, 2007, and are deemed outstanding for computing the ownership percentage of the stockholder holding such warrants and/or options, but are not deemed outstanding for computing the ownership percentage of any other stockholder.

Name	Amount and Nature of Beneficial Ownership		Percent of Class
Hilton H. Howell, Jr.	121,665	(1)	2.2%
Robert S. Prather, Jr.	77,400	(2)	1.4%
James W. Busby	11,046	(3)	*
Thomas J. Stultz	257,352		4.6%
Monte C. Johnson	5,751	(4)	*
Gerald N. Agranoff	5,156	(5)	*
George E. Nicholson	5,000		*
Mark G. Meikle	8,333	(6)	*
Michael Steven Cornwell	6,806	(7)	*
Lawton M. Logan	1,667	(8)	*
All directors and executive officers as a group	500,176	(9)	8.9%
J. Mack Robinson	530,777	(10)	9.6%
Harriett J. Robinson	530,226	(11)	9.6%
GAMCO Investors, Inc.	608,486	(12)	11.0%
Harvey Sandler	628,706	(13)	11.4%
Bislett Partners L.P.	380,647	(14)	6.9%
Dimensional Fund Advisors LP	418,805	(15)	7.6%
Somerset Capital Advisers, LLC	356,975	(16)	6.5%

*	Less than 1%

(1)	Includes (a) 50 shares held by Mr. Howell’s spouse as custodian for his minor child; (b) 5,857 shares held by Mr. Howell’s spouse; (c) 8,976 shares owned by Delta Fire & Casualty Insurance Co.; (d) 20,537 shares owned by Delta Life Insurance Co.; (e) 24,376 shares owned by Bankers Fidelity Life Insurance Co.; (f) 17,156 shares owned by Georgia Casualty & Surety Co.; (g) 8,200 shares owned by Associated Casualty Insurance Co.; and (h) 5,000 shares owned by American Southern Insurance Co. Mr. Howell is an executive officer and director of each of Delta Fire, Delta Life, Bankers Fidelity, Georgia Casualty, Associated Casualty and American Southern. Mr. Howell is married to Robin R. Howell, Mr. Robinson’s daughter and a beneficiary of the Robin M. Robinson Trust.

(2)	Includes options issued to Mr. Prather to purchase 35,460 shares of our common stock and 42 shares held by Mr. Prather’s spouse.

(3)	Includes options issued to Mr. Busby to purchase 84 shares of our common stock; and an aggregate of 20 shares owned by Mr. Busby’s two children.

(4)	Includes options issued to Mr. Johnson to purchase 146 shares of our common stock.

(5)	Includes options issued to Mr. Agranoff to purchase 84 shares of our common stock.

(6)	Includes options issued to Mr. Meikle to purchase 8,333 shares of our common stock.

(7)	Includes options issued to Mr. Cornwell to purchase 6,666 shares of our common stock.

(8)	Includes options issued to Mr. Logan to purchase 1,667 shares of our common stock.

(9)	Includes options issued to all directors and executive officers as a group to purchase an aggregate 85,773 shares of our common stock. The address for all of our directors and executive officers is c/o Triple Crown Media, Inc., 546 East Main Street, Lexington, KY 40508.

(10)	Includes (a) 71,173 shares held by Mr. Robinson’s spouse; (b) 8,976 shares owned by Delta Fire & Casualty Insurance Co.; (c) 20,537 shares owned by Delta Life Insurance Co.; (d) 24,376 shares owned by Bankers Fidelity Life Insurance Co.; (e) 17,156 shares owned by Georgia Casualty & Surety Co.; (f) 8,500 shares owned by Associated Casualty Insurance Co.; (g) 5,000 shares owned by American Southern Insurance Co.; (h) 29,877 shares owned by Gulf Capital Services, Ltd.; (i) 551 shares owned by JMR Foundation; and (j) 114,472 shares held by Mr. Robinson’s spouse as trustee under trusts for their children. Mr. Robinson is an executive officer, director, principal or sole shareholder of each of Delta Fire, Delta Life, Bankers Fidelity, Georgia Casualty, Associated Casualty, American Southern and Gulf Capital. Mr. Robinson’s address is 4370 Peachtree Road, N.E., Atlanta, Georgia 30319.

(11)	Includes (a) 230,459 shares held by Mrs. Robinson’s spouse; (b) 8,976 shares owned by Delta Fire & Casualty Insurance Co.; (c) 20,537 shares owned by Delta Life Insurance Co.; (d) 24,376 shares owned by Bankers Fidelity Life Insurance Co.; (e) 17,156 shares owned by Georgia Casualty & Surety Co.; (f) 8,500 shares owned by Associated Casualty Insurance Co.; (g) 5,000 shares owned by American Southern Insurance Co.; (h) 29,877 shares owned by Gulf Capital Services, Ltd.; and (i) 114,472 shares held by Mr. Robinson’s spouse as trustee under trusts for their children. Mrs. Robinson’s address is 4370 Peachtree Road, N.E., Atlanta, Georgia 30319.

(12)	Based upon a Schedule 13D filed with the SEC on May 11, 2006 by GAMCO Investors, Inc. Includes (a) 387,809 shares of our common stock held by GAMCO Asset Management; (b) 191,280 shares held by Gabelli Funds, LLC; (c) 15,617 shares held by Gabelli Securities, Inc.; (d) 11,280 shares held by MJG Associates, Inc.; and (e) 2,500 shares held by Gabelli Advisers, Inc. The address for GAMCO Investors, Inc. is One Corporate Center, Rye, New York 10580.

(13)

Based upon a Form 4 filed with the SEC on August 2, 2007 and Schedule SC13G/A filed on May 2, 2007 by Harvey Sandler Revocable Trust Includes (a) 577,696 shares of our common stock held by Harvey Sandler Revocable Trust and (b) 51,010 shares of our common stock held by The Harvey and Phyllis Sandler Foundation Inc. The address for Harvey Sandler Revocable Trust is c/o Sandler Enterprises, Inc., 21170 N.E. 22nd Court North, Miami Beach, Florida 33180.

(14)	Based upon a Schedule SC13G/A filed on February 14, 2007 by Bislett Partners L.P. includes (a) 380,647 shares of our common stock held by the partnership and (b) 1,412 shares held by James D. Harris. The address for Bislett Partners L.P. is 200 Sheridan Avenue, Suite 408, Palo Alto, California 94306.

(15)	Based upon a Schedule S13G/A filed February 9, 2007 by Dimensional Fund Advisors LP 418,805 shares of our common stock are held by the funds under management. Dimensional Fund Advisors LP disclaims beneficial ownership of the shares. The address of Dimensional Fund Advisors LP is 1299 Ocean Avenue, Santa Monica, California 90401.

(16)

Based upon a Schedule S13G filed February 13, 2007 by Somerset Capital Advisers, LLC, Somerset Capital Advisers, LLC, Stuart Goldberg and F. Tracy Lavery hold shared power to dispose of 356,975 shares of our common stock. The address of Somerset Capital Advisers, LLC is 10 East 40th Street, Suite 4210, New York, New York 10016.

Item 13.	Certain Relationships and Related Transactions, and Directors Independence

Robert S. Prather, Jr., Chairman of TCM, is also President, Chief Operating Officer and a director of Gray. Hilton H. Howell, Jr., a director of TCM, is also Vice Chairman and a director of Gray.

Insurance Contract with Georgia Casualty & Surety Co. – Effective December 30, 2005, following the Spin-off, we obtained certain workers’ compensation insurance coverage under an insurance contract with Georgia Casualty & Surety Co., which is a wholly-owned subsidiary of Atlantic American Corporation, a publicly traded company in which J. Mack Robinson (a significant shareholder of our Company) and certain of his affiliates have a substantial ownership interest, and a company of which Hilton H. Howell, a member of our board of directors and Mr. Robinson’s son-in-law, is an executive officer. Prior to the Spin-off, Gray had a similar insurance contract with the same company. For the year ended December 31, 2004, and the period January 1, 2005 to December 30, 2005, our workers’ compensation insurance expense attributable to Gray’s insurance contract with Georgia Casualty was approximately $0.2 million and $0.2 million, respectively. For the six and twelve months ended June 30, 2006 and 2007 insurance expense related to Georgia Casualty was approximately $0.2 million and $0.2 million, respectively.

Rights-Sharing Agreement with Gray – Through a rights-sharing agreement by and between Host and Gray, effective prior to the Merger, we participate jointly with Gray in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities of one university. In Host’s role under the agreement with Gray, Host manages the preponderance of the revenue-generating and sales fulfillment activities and provides all administrative functions for Host and Gray. As a result, Host recognized the total revenues derived and expenses incurred in connection with services performed on behalf of the university, and Host expensed the amounts paid to Gray under the rights-sharing agreement as a rights fee. In April 2005, Host, Gray and the university entered into a new agreement for expanded sports marketing rights for an initial seven year term with an option to extend the license for three additional years. At the same time, Host and Gray entered into a new rights sharing agreement for the same ten-year period. Under the April 2005 agreement with Gray, subsequent to the Merger, we continue to recognize the total revenues derived and total expenses incurred in connection with services performed on behalf of the university, and expense amounts payable to Gray as a component of our rights fee expense. The amount payable to Gray will be 50% of the profit, in excess of thresholds agreed upon by Host and Gray, to be derived from these marketing activities, as determined at the conclusion of each contract year. As of June 30, 2007, there were no accrued fees payable to Gray under the current rights-sharing agreement. Our relationship with Gray is described further in other notes to these condensed combined and consolidated financial statements.

After considering all applicable regulatory requirements and assessing the materiality of each director’s relationship with the Company, our Board of Directors has affirmatively determined that all of our directors are independent in accordance with NASDAQ rules and regulations established by the SEC except for Mr. Stultz due to his status as an executive officer. Consequently, our Board of Directors has determined that six of our seven directors are independent in accordance with NASDAQ rules and regulations.

Item 14.	Principal Accounting Fees and Services

BDO Seidman, LLP has been our principal independent accountants since July 25, 2006. PricewaterhouseCoopers LLP (“PwC”) was our principal independent accountants from June 2005 until May 15, 2006.

Previous Independent Registered Public Accounting Firm

On May 10, 2006, PwC informed us they declined to stand for re-election as our independent registered public accounting firm, effective upon completion of services related to our unaudited interim financial statements as of and for the quarter ended March 31, 2006 and the Quarterly Report on Form 10-Q in which such unaudited interim financial statements were included. Such services were completed on May 15, 2006.

The reports of PwC on our combined and consolidated financial statements as of and for the years ended December 31, 2004 and 2005, the two most recent fiscal years, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.

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

We requested that PwC furnish a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of the letter received from PwC, dated May 16, 2006, is filed as Exhibit 16.1 to our Current Report on Form 8-K dated May 16, 2006.

New Independent Registered Public Accounting Firm

On July 25, 2006, our Audit Committee authorized the engagement of BDO Seidman, LLP as its new independent registered public accounting firm to be effective immediately. During the two most recent fiscal years and through July 25, 2006, neither we nor anyone on our behalf have consulted with BDO Seidman regarding any of the following:

•	the application of accounting principles to a specified transaction, either completed or proposed;

•

the type of audit opinion that might be rendered on our financial statements, and in no case was a written report provided to us nor was oral advice provided that we concluded was an important factor in reaching a decision as to accounting, auditing or financial reporting issues; or

•

any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

BDO Seidman, LLP audited our annual financial statements for the six and twelve months ended June 30, 2006 and 2007 and we have selected BDO Seidman, LLP as our independent registered public accounting firm to audit our financial statements for the year ending June 30, 2008.

Fees

The following table presents fees for professional services rendered by BDO Seidman, LLP for the audit of our annual financial statements for fiscal 2007 and 2006:

	Twelve Months Ended June 30, 2007	Six Months Ended June 30, 2006
Audit fees (1)	$338,500	$252,000
Audit related fees	—	—
Tax fees	—	—
Other fees	—	—

Total	$338,500	$252,000

(1)	For professional services in connection with the audit of our financial statements for the periods indicated. For the year ended June 30, 2007, the fees also include professional services in connection with reviews of our quarterly financial statements. All fees are inclusive of out of pocket costs.

The fees billed by PricewaterhouseCoopers LLP during the six months ended June 30, 2006 and the year ended December 31, 2005 were as follows:

	2006	2005
Audit fees (2)	$373,150	$902,321
Audit related fees	—	—
Tax fees	—	—
Other fees	—	—

Total	$373,150	$902,321

(2)	For professional services in connection with the audits of our annual combined financial statements included in our registration statement on Form S-1/Form S-4 and report on audits and review of the combined and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2005 and our quarterly report on Form 10-Q for the quarter ended March 31, 2006. Since audits of our financial statements for the years ended December 31, 2004 and 2003 were conducted in 2005 in conjunction with the Spin-off transaction, no audit fees were incurred specifically related to us in 2004.

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

The following combined and consolidated financial statements of TCM and Report of Independent Registered Public Accounting Firm are included in Item 8:

Report of Independent Registered Public Accounting Firm – BDO Seidman, LLP

Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP

Consolidated Balance Sheets as of June 30, 2007 and June 30, 2006 Combined Statements of

    Operations for the years ended December 31, 2004, and Consolidated Statements of Operations

    for the year ended December 31, 2005, the six months ended June 30, 2006 and the twelve moths ended June 30, 2007

Combined Statements of Stockholders’ Equity for the years ended December 31, 2004, and Consolidated

    Statements of Stockholders’ Equity (Deficit) And Comprehensive Income for the year ended

    December 31, 2005, the six months ended June 30, 2006 and the twelve months ended June 30, 2007

Combined Statements of Cash Flows for the years ended December 31, 2004, and Consolidated     Statements of Cash Flows for the year ended December 31, 2005, the six months ended June 30,

    2006 and the twelve months ended June 30, 2007

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 30, 2007.

TRIPLE CROWN MEDIA, INC.

by:	/s/ THOMAS J. STULTZ
Thomas J. Stultz
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ THOMAS J. STULTZ Thomas J. Stultz	President, Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2007

/S/ GERALD N. AGRANOFF Gerald N. Agranoff	Director	September 28, 2007

/S/ JAMES W. BUSBY James W. Busby	Director	September 28, 2007

/S/ HILTON H. HOWELL, JR. Hilton H. Howell, Jr.	Director	September 28, 2007

/S/ MONTE C. JOHNSON Monte C. Johnson	Director	September 28, 2007

/S/ GEORGE E. NICHOLSON George E. Nicholson	Director	September 28, 2007

/S/ MARK G. MEIKLE	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	September 28, 2007

/S/ ROBERT S. PRATHER, JR. Robert S. Prather, Jr.	Chairman of the Board	September 28, 2007