Form 10-Q
period 2007-09-30
Triple Crown Media, Inc.
filed 2007-11-19
CIK 1333291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

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

Common Stock, $.001 par value
5,543,309 shares outstanding as of October 31, 2007

PART I. FINANCIAL INFORMATION

Triple Crown Media, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	(Audited) June 30, 2007	(Unaudited) September 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$166	$2,733
Accounts receivable, net	5,123	5,268
Inventories	310	359
Assets associated with discontinued operations	115,117	106,292
Other current assets	360	632

Total current assets	121,076	115,284
Property and equipment	22,782	22,798
Less: accumulated depreciation	(14,848)	(15,113)

Property and equipment, net	7,934	7,685
Goodwill	18,428	18,428
Other intangible assets, net	7,003	6,839
Deferred income taxes	16,584	16,827
Other assets	3,436	2,603

Total assets	$174,461	$167,666

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	8,492	18,442
Accounts payable	2,318	1,584
Accrued expenses	5,236	5,783
Accrued income taxes	—	15
Liabilities associated with discontinued operations	25,238	35,296
Deferred revenues	987	977

Total current liabilities	42,271	62,097

Long-term debt	116,278	116,057
Other liabilities	134	133
Series B redeemable preferred stock, $.001 par value (authorized 20,000 shares; issued and outstanding 6,050 shares; $6,050 liquidation value)	4,515	4,538

Total liabilities	163,198	182,825

Series A redeemable, convertible preferred stock, $.001 par value (authorized 50,000 shares; issued and outstanding 20,890 shares; $20,890 liquidation value)	17,135	17,198

Stockholders deficit:
Common stock, par value $.001 (authorized 25,000 shares issued and outstanding 5,187 and 5,420 shares, respectively)	5	5
Additional paid-in capital	5,128	5,455
Accumulated deficit	(11,134)	(37,628)
Other comprehensive income (loss)	129	(189)

Total Stockholders' deficit	(5,872)	(32,357)

	$174,461	$167,666

See notes to condensed consolidated financial statements.

Triple Crown Media, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	(Unaudited)
	Three months ended September 30,
	2006	2007
Operating revenues	$11,985	$11,958

Expenses:
Operating expenses before depreciation and amortization
Publishing	8,527	8,539
Corporate and administrative	1,113	1,274
Depreciation	279	270
Amortization	166	165

	10,085	10,248

Operating income	1,900	1,710

Other expenses:
Interest expense related to Series B preferred stock	(113)	(114)
Interest expense, other	(3,153)	(3,505)
Debt issue cost amortization	(266)	(321)

Loss from continuing operations before income taxes	(1,632)	(2,230)

Income tax benefit	(646)	(20)

Loss from continuing operations	(986)	(2,210)
Discontinued operations:
Income (loss) from discontinued operations, net	241	(24,012)

Net loss	(745)	(26,222)
Series A preferred stock dividends accrued	(271)	(272)

Net loss available to common stockholders	$(1,016)	$(26,494)

Basic and diluted per share information:
Loss from continuing operations	$(0.19)	$(0.42)
Income/(Loss) from discontinued operations, net of tax	$0.05	$(4.51)
Net loss	$(0.14)	$(4.93)
Net loss available to common shareholders	$(0.20)	$(4.98)
Weighted average shares outstanding	5,169	5,319

See notes to condensed consolidated financial statements.

TRIPLE CROWN MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Quarter Ended September 30, 2006 and 2007

(Amounts in thousands)

	(Unaudited)	(Unaudited)
	Three Months Ended September 30, 2006	Three Months Ended September 30, 2007
Operating activities:
Net loss	$(745)	$(26,222)
Income (loss) from discontinued operations	241	(24,012)

Loss from continuing operations	$(986)	$(2,210)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	280	270
Amortization and impairment charges	432	486
Accretion of preferred stock	113	114
Gain on disposal of assets, net	(15)	—
Stock compensation expense	106	227
Deferred income taxes	(486)	(243)
Changes in operating assets and liabilities:
Accounts receivable	(180)	(145)
Inventories	132	(49)
Other current assets	181	(594)
Accounts payable and accrued expenses	210	(690)
Deferred revenue	(57)	(10)
Other assets and liabilities	607	832

Net cash provided by (used in) continuing operations	337	(2,012)
Net cash provided by discontinued operations	(597)	(4,977)

Net cash used by operating activities	(260)	(6,989)

Investing activities:
Purchases of property and equipment	(105)	(21)
Proceeds from asset sales	25	—

Net cash used in continuing operations	(80)	(21)
Net cash used in discontinued operations	(6,454)	(152)

Net cash used in investing activities	(6,534)	(173)

Financing activities:
Proceeds from borrowings on revolving line of credit	10,750	9,950
Repayments of borrowings on debt	(2,816)	(221)
Debt issue costs	(595)	—

Net cash provided by continuing operations	7,339	9,729
Net cash used in discontinued operations	—	—

Net cash provided by financing activities	7,339	9,729

Increase in cash and cash equivalents	545	2,567
Cash and cash equivalents, beginning of period	173	166

Cash and cash equivalents, end of period	$718	$2,733

See notes to condensed consolidated financial statements

TRIPLE CROWN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Triple Crown Media, Inc., or the Company, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. For further information, refer to the consolidated financial statements and footnotes there to included in our Annual Report on Form 10-K for the twelve months ended June 30, 2007.

Organization and Business Description – Until December 30, 2005, the Company was comprised of the newspaper publishing and wireless businesses owned and operated by Gray Television, Inc., or Gray, operating as wholly owned subsidiaries or divisions of Gray.

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

Immediately following the Spin-off, and also on December 30, 2005, Bull Run Corporation was merged into a wholly owned subsidiary of the Company, in a transaction referred to as the Merger. Under the terms of the Merger, each Bull Run common stockholder received .0289 shares of our common stock in exchange for each share of Bull Run common stock owned by the Bull Run common stockholders; holders of Bull Run’s series D preferred stock and a certain holder of Bull Run’s series E preferred stock received shares of our series A redeemable, convertible preferred stock for their shares of Bull Run preferred stock and accrued dividends thereon; certain other holders of Bull Run’s series E preferred stock had their shares redeemed in cash at the liquidation value of those shares; the holder of Bull Run series F preferred stock received shares of our common stock for his shares of Bull Run preferred stock and accrued dividends thereon; and a significant stockholder of Bull Run who had advanced cash to Bull Run prior to the Merger received shares of our series B redeemable preferred stock in exchange for settlement of Bull Run’s liabilities payable to him.

Following the consummation of the Merger on December 30, 2005, the Company was comprised of the Newspaper Publishing and Wireless segments formerly owned and operated by Gray, plus the Collegiate Marketing and Production Services segment and Association Management Services segment acquired in the Merger, both of which are operated by a wholly owned subsidiary, Host Communications, Inc., or Host.

The Company sold its Wireless business, operated as GrayLink, LLC, on June 22, 2007. In addition, on September 28, 2007, the Company committed to a plan to sell Host Communications, Inc. and Pinnacle Sports Productions, LLC comprising its Collegiate Marketing and Association Management businesses and ultimately completed this sale on November 15, 2007. (See Note 11 – Subsequent Events for further information). Accordingly, we have reclassified the results of operations and financial position of these segments to discontinued operations in this Form 10-Q.

Hereinafter, all references to Triple Crown Media, Inc., the “Company,” “TCM,” “we,” “us,” or “our” in these footnotes refer to the consolidated businesses.

Stock-Based Compensation – Effective January 1, 2006, we account for stock-based compensation using SFAS Statement No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS 123(R)”), as amended, which results in the recognition of compensation expense for stock-based compensation. We adopted SFAS 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. The recognized expense is net of expected forfeitures and restatement of prior periods is not required. The fair value of restricted stock is determined based on the number of shares granted and the quoted market price of our common stock.

Valuation and Impairment Testing of Intangible Assets – In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we do not amortize goodwill. Instead, SFAS 142 requires that we review goodwill for impairment on at least an annual basis. We perform our annual impairment review during the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate that such assets might be impaired. See Note 6 for further discussion of impairment of long-lived assets associated with the sale of Host and Pinnacle.

Intangible assets are comprised of goodwill that is required to be considered an indefinite-lived asset. Other separately identified definite-lived intangible assets include customer relationships, trademarks and tradenames. These assets are being amortized over their estimated useful lives. Customer relationships are amortized using the straight-line method over a period of five to 15 years, based on the estimated future economic benefit. Trademarks and tradenames are being amortized over six and 15 years, respectively, using a straight-line method, which approximates the estimated future economic benefit. For the three months ended September 30, 2007, we recorded amortization expense of $0.2 million in connection with our definite-lived intangible assets.

We recorded a goodwill impairment charge of $23.7 million to reduce the carrying value of the Host and Pinnacle businesses to fair value less cost to sell.

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

In February 2006, we entered into an interest rate swap agreement effective June 2006 and terminating in March 2009. Under the agreement, we converted a notional amount of $60 million of floating rate debt (currently bearing interest at LIBOR plus the currently applicable margin) to fixed rate debt, bearing interest at 5.05% plus the applicable margin.

Earnings Per Share – Basic earnings per share excludes any dilutive effects of stock options, convertible preferred stock and accrued preferred stock dividends potentially paid in common stock. In periods where they are anti-dilutive, such amounts are excluded from the calculation of dilutive earnings per share.

The number of shares used to calculate basic earnings per share in the condensed consolidated statement of operations for the three months ended September 30, 2006 of 5,169,065 was based on the weighted average number of shares outstanding for such period, whereas such amount for the three months ended September 30, 2007 was based on the weighted average number of shares outstanding for such period of 5,319,248.

For the three months ended September 30, 2007 and 2006, the effect of outstanding stock options, restricted stock and convertible preferred stock would be anti-dilutive due to net losses for the periods, respectively. Dilutive shares attributable to outstanding stock options and restricted stock would have been 99,447 and 4,431 respectively for the three months ended September 30, 2006. Dilutive shares attributable to outstanding stock options, restricted stock and convertible preferred stock would have been 96,083, 4,200, and 1,338,835, respectively, for the three months ended September 30, 2007.

Seasonality – Included in Discontinued Operations is our Collegiate Marketing and Production Services business. Our Collegiate Marketing and Production Services business is seasonal in nature. We derive a significant portion of our income from collegiate football and collegiate basketball. Typically, our quarters ended December 31 and March 31 correspond with the collegiate football and collegiate basketball seasons and are our highest revenue quarters, the quarter ended September 30 is weaker and the quarter ended June 30 provides the least revenue. Our operating results trend with this seasonality, and such results are reflected in discontinued operations for the three months ending September 30, 2007 and 2006. Our Newspaper Publishing and Association Management businesses are generally consistent throughout the year and do not fluctuate significantly from quarter to quarter.

Reclassifications – Certain amounts included in the consolidated financial statements for prior years have been reclassified from their original presentation to conform with the current year presentation. See Note 6 for discussion of discontinued operations associated with the sale of Host and Pinnacle.

NOTE 2 – CORPORATE AND ADMINISTRATIVE EXPENSE

For the three months ended September 30, 2006 and 2007, corporate and administrative expenses were $1.1 million and $1.3 million, respectively.

NOTE 3 – TRANSACTIONS WITH AFFILIATED COMPANIES

Insurance Contract with Georgia Casualty & Surety Co. – We obtained certain workers’ compensation insurance coverage under an insurance contract with Georgia Casualty & Surety Co., which is a wholly owned subsidiary of Atlantic American Corporation, a publicly traded company in which J. Mack Robinson (a significant shareholder of our Company) and certain of his affiliates have a substantial ownership interest, and a company of which Hilton H. Howell, a member of our board of directors and Mr. Robinson’s son-in-law, is an executive officer. For the three months ended September 30, 2006 and 2007, our workers’ compensation insurance expense attributable to our insurance contract with Georgia Casualty was approximately $134 and $20, respectively.

Rights-Sharing Agreements with Gray – Through rights sharing agreements by and between Host and Gray, we participate jointly with Gray in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities of two universities. In April 2005, Host, Gray and a university entered into a new agreement for expanded sports marketing rights for an initial seven-year term with an option to extend the license for three additional years. At the same time, Host and Gray entered into a new rights-sharing agreement for the same 10-year period including extension option. Under the April 2005 agreement with Gray, we recognize the total revenues derived and total expenses incurred in connection with services performed on behalf of the universities, and expense amounts payable to Gray as a component of our rights fee expense. The amount payable to Gray will be 50% of the profit, in excess of thresholds agreed upon by Host and Gray, to be derived from these marketing activities, as determined at the conclusion of each contract year. As of September 30, 2007, there were no accrued fees payable to Gray under the current rights-sharing agreement. Our relationship with Gray is described further in other notes to these condensed and consolidated financial statements.

Under a rights-sharing agreement effective July 1, 2007, pursuant to a sports marketing agreement between Host and the universities, Host has granted certain telecast rights to a television station owned by Gray as well as designating the station the “Flagship” and “Official” television station and a Corporate Sponsor of the universities’ intercollegiate sports teams and network. In consideration of the rights granted, Gray has paid Host approximately $5.0 million and Host will retain the advertising revenue for approximately 50% of the advertising time during specified telecasts.

NOTE 4 – LONG-TERM DEBT

Long-term debt outstanding as of June 30, 2007 and September 30, 2007 consists of the following (amounts in thousands):

	June 30, 2007	September 30, 2007
First lien senior term loan	$87,170	$86,949
Second lien senior term loan	30,000	30,000
First lien revolving credit facility	7,600	17,550

	$124,770	$134,499

On December 30, 2005, we entered into (i) a First Lien Senior Secured Credit Agreement and (ii) a Second Lien Senior Secured Credit Agreement, each with Wachovia Bank, National Association (“Wachovia”), among others. The First Lien Secured Credit Agreement provides for a senior secured revolving credit facility in the aggregate principal amount of $20 million, which matures on December 30, 2009 (which we refer to as the “First Lien Revolving Credit Facility”) and a senior secured term loan facility in an aggregate principal amount of $90 million, which matures on June 30, 2010 (which we refer to as the “First Lien Term Loan Facility” and, together with the First Lien Revolving Credit Facility, the “First Lien Credit Facility”). The Second Lien Credit Agreement provides for a senior secured term loan facility in the aggregate principal amount of up to $30 million, which matures on December 30, 2010 (which we refer to as the “Second Lien Credit Facility” and, together with the First Lien Credit Facility, as the “Credit Facilities”). The Credit Facilities are secured by the assets of TCM and all of its subsidiaries. Proceeds of the Credit Facilities were used to fund a $40 million cash distribution to Gray in connection with the Spin-off, refinance all of Bull Run’s long-term debt in connection with the Merger, pay the cash portion of the Merger consideration and pay transaction costs.

On September 18, 2006, we amended the Credit Facilities in conjunction with our acquisition of Pinnacle. Pursuant to the amendments, amounts under the First Lien Revolving Credit Facility may be borrowed, repaid and reborrowed by Us from time to time until maturity. Interest for borrowings under the First Lien Revolving Credit Facility is currently based, at our option, on either (a) 2.25% per annum plus the higher of (1) the prime rate of interest announced or established by Wachovia from time to time, and (2) the Federal funds rate plus 0.50% per annum (the “Base Rate”) or (b) 3.25% per annum plus the applicable London Interbank Offered Rate ("LIBOR") rate for Eurocurrency borrowings. If and when we meet certain leverage ratio criteria as set forth in the First Lien Senior Secured Credit Agreement, our interest rate may decline at .25% increments to (a) 1.50% per annum above the Base Rate or (b) 2.50% per annum above the applicable LIBOR rate for Eurocurrency borrowings. We currently anticipate that we will not qualify for a reduction in our Base Rate of LIBOR applicable margins of 2.25% and 3.25%, respectively, for at least the next year. Interest for borrowings under the First Lien Term Credit Facility is based, at our option, on either (a) 2.50% per annum plus the higher of (1) the prime rate of interest announced or established by Wachovia from time to time, and (2) the Base Rate or (b) 3.50% per annum plus the applicable LIBOR rate for Eurocurrency borrowings, subject to adjustment based on our credit ratings assigned to the Second Lien Credit Facility by Standard & Poors and Moody’s. Interest under the Second Lien Credit Facility is based upon (a) 8.50% per annum above the Base Rate or (b) 9.50% per annum above the applicable LIBOR rate for Eurocurrency borrowings, subject to adjustment based on our credit ratings assigned by Standard & Poors and Moody’s.

Our term loan facilities under the First Lien Term Loan Facility and the Second Lien Credit Facility were fully drawn on the closing date of the Credit Facilities. Amounts drawn on the First Lien Revolving Credit Facility as of June 30, 2007, and September 30, 2007, were $7.6 million and $17.6 million, respectively.

Our Credit Facilities contain affirmative and negative covenants and financial ratios customary for financings of this type, including, among other things, limits on the incurrence of debt or liens, a limit on the making of dividends or distributions, provision for mandatory prepayments under certain conditions, limitations on transactions with affiliates and investments, a limit on the ratio of debt to earnings before interest, income taxes, depreciation and amortization, as adjusted for certain non-cash and nonrecurring items (which we refer to as “EBITDA”), a limit on the ratio of EBITDA to fixed charges and a limit to the ratio of EBITDA to all cash interest expense on all debt. The Credit Facilities contain events of default customary for facilities of this type (with customary grace periods, as applicable) and provide that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payment of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy-related events of default, all amounts payable under the credit agreements shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate.

On November 9, 2007, we amended our Credit Facilities due, in part, to our failure to meet our financial covenants. Pursuant to the amendments, our lenders have agreed to temporarily suspend, on a retroactive basis, the requirement for us to comply with all financial covenants contained therein for the period September 30, 2007 through November 15, 2007. Subsequent to the consummation of the Host and Pinnacle transactions (see Note 11), we must remain in compliance with our leverage covenants, which were in fact met; although the lenders will temporarily suspend the interest and fixed charge coverage requirements until December 31, 2007. At December 31, 2007, we will be required to comply with all leverage ratios and a minimum EBITDA amount for the quarter ending December 31, 2007. Management anticipates meeting these covenant requirements as of and for the quarter ending December 31, 2007. We will be required to comply with all financial covenants as of and for the quarter ending March 31, 2008.

NOTE 5 – INCOME TAXES

The difference between the federal statutory tax rate of 34% and the effective tax rate of 40% for the three months ended September 30, 2006 is primarily due to state income taxes, interest expense related to our out Series B preferred stock, and other permanent differences, such as travel and entertainment expenses, which are not fully deductible. The difference between the federal statutory tax rate of 34% and the effective tax rate of 1% for the three months ended September 30, 2007 is primarily due to a non-deductible goodwill impairment charge as well as other non-deductible expense such as interest expense related to our Series B preferred stock and other permanent differences. We currently believe our effective income tax rate for the year ending June 30, 2008 will be approximately 1%, excluding potential effects of changes in judgments as to the potential realization of deferred tax assets and state income tax adjustments. Permanent differences are expected to represent a high percentage of our income before income taxes for fiscal 2008. Income before income taxes is estimated based on expected operating performance which may vary from actual operating performance. As a result, our effective tax rate for fiscal 2008 year may vary significantly from the effective tax rate for the three months ended September 30, 2007.

The Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on July 1, 2007. Previously, we had accounted for tax contingencies in accordance with SFAS 5, Accounting for Contingencies. As required by FIN 48, which clarifies Statement 109, “Accounting for Income Taxes”, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented.

At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open and determined there were no unrecognized tax benefits for which a liability would be required as of July 1, 2007. There have been no material changes in unrecognized tax benefits since July 1, 2007.

NOTE 6 – DISCONTINUED OPERATIONS

GrayLink, LLC

On June 15, 2007, we entered into an agreement to sell substantially all of the assets and liabilities of our GrayLink Wireless business segment to a third party, effective June 22, 2007. Accordingly, the results of operations of the Wireless business segment for the three months ended September 30, 2007 have been reclassified to discontinued operations.

Summary operating results for GrayLink, LLC are as follows (amounts in thousands):

Three Months Ended September 30, 2006
Operating revenue	$1,590
Income before taxes	151
Income tax expense (benefit)	60
Income, net of tax	91

Host Communications, Inc.; Pinnacle Sports Production, LLC

On September 28, 2007, the Company committed to a plan to sell Host Communications, Inc. and Pinnacle Sports Productions, LLC comprising its Collegiate Marketing and Association Management businesses and ultimately completed this sale on November 15, 2007 (See Note 11 – Subsequent Events for further information). Accordingly, as of September 30, 2007 and June 30, 2007, the corresponding assets and liabilities have been classified as current discontinued operations. We also have classified our operating results for these businesses as discontinued operations. We incurred a goodwill impairment charge of $23,739 to reduce the carrying value of these businesses to fair value less costs to the sell.

Summary operating results for Host and Pinnacle were as follows (amounts in thousands):

	September 30, 2006	September 30, 2007
Operating revenue	15,533	17,983
Income before taxes	250	(24,224)
Income tax (benefit) expense	(100)	212
Income, net of tax	150	(24,012)

As of September 30, 2007, Host and Pinnacle maintained various operating lease obligations totaling approximately $3,853.

The assets and liabilities of discontinued operations at June 30, 2007 and September 30, 2007, represent the assets and liabilities of Host and Pinnacle, and are as follows:

	June 30, 6/30/07	September, 9/30/07
Current assets	$9,805	$22,656
Property & equipment, net	5,665	6,026
Goodwill	69,329	45,590
Definite lived intangibles	18,264	17,384
Other non-current assets	12,054	14,636
Current liabilities	22,023	31,800
Non-current liabilities	3,215	3,496

NOTE 7 – PREFERRED STOCK

As of September 30, 2007, 20,890 shares of our series A redeemable, convertible preferred stock (which we refer to as Series A Preferred Stock) were outstanding, having an aggregate face value of $20.9 million and a carrying value of $17.2 million at September 30, 2007, all of which are convertible into shares of our common stock (a) at the holder’s option, at any time after December 30, 2006, or (b) at our option, upon a change of control or liquidation event at a conversion price equal to $16.54 per share. Each holder of the Series A Preferred Stock is entitled to receive dividends at an annual rate of $40 per share in cash or in additional shares of Series A Preferred Stock, at our option. We currently do not anticipate that cash dividends will be paid for the foreseeable future. The liquidation and redemption price of the Series A Preferred Stock is $1,000 per share and dividends are cumulative. We have the option to redeem the Series A Preferred Stock at any time after December 30, 2010 at the liquidation value, which includes accrued dividends, but in any case we are required to redeem all outstanding shares of Series A Preferred Stock by August 2, 2020. As of September 30, 2007, all outstanding shares of Series A Preferred Stock were held by J. Mack Robinson, who also beneficially owns approximately 10% of our outstanding common stock.

As of September 30, 2007, 6,050 shares of our series B convertible preferred stock (which we refer to as Series B Preferred Stock) were outstanding, having an aggregate face value of $6.1 million and a carrying value of $4.5 million at September 30, 2007, all of which are convertible into shares of our common stock at our option, upon a change of control or liquidation event at a conversion price equal to $16.54 per share. The holder of the Series B Preferred Stock is entitled to receive dividends at an annual rate of $60 per share in cash or in additional shares of Series B Preferred Stock, at our option. We currently do not anticipate that cash dividends will be paid for the foreseeable future. The liquidation and redemption price of the Series B Preferred Stock is $1,000 per share and dividends are cumulative. We have the option to redeem the Series B Preferred Stock at any time after December 31, 2010 at the liquidation value, which includes accrued dividends, but in any case we are required to redeem all outstanding shares of Series B Preferred Stock by August 2, 2021. As of September 30, 2007, all shares of Series B Preferred Stock were held by Mr. Robinson.

All shares of preferred stock rank, as to payment of dividends and as to distribution of assets upon liquidation or dissolution of our Company, on a parity with all other currently issued preferred stock and any preferred stock issued by us in the future, and senior to our currently issued common stock and any common stock issued in the future. The difference between the carrying value and face value of each series of preferred stock will be accreted using the interest method through the applicable mandatory redemption date of the series of preferred stock. Accordingly, for the three months ended September 30, 2007, accretion in the amount of approximately $63 was recognized as a component of Series A Preferred Stock dividends accrued and $23 was recognized as interest expense related to Series B Preferred Stock, respectively.

NOTE 8 – OTHER COMPREHENSIVE LOSS

A reconciliation of net loss to comprehensive loss follows (amounts in thousands):

	Three Months Ended September 30,
	2006	2007
Net loss	$(745)	$(26,222)
Other comprehensive loss, change in the valuation of an interest rate swap agreement, net of tax	(454)	(318)

Comprehensive loss	$(1,199)	$(26,540)

We entered into an interest rate swap agreement in February 2006, effective June 6, 2006, to manage our debt profile. Changes in the value of this interest rate swap agreement, as determined by the interest rates as of the beginning and end of each reporting period, results in comprehensive income or loss during the life of the swap agreement.

NOTE 9 – EMPLOYEE BENEFIT PLANS

Stock Options and Other Equity Compensation Plans – In November 2005, we adopted our 2005 Long-Term Incentive Plan, referred to as the 2005 Incentive Plan. We have reserved 1.0 million shares of our common stock under the 2005 Incentive Plan for the issuance of stock options, restricted stock awards, stock appreciation rights and performance awards, pursuant to which certain awards are granted. The terms and conditions of such awards are determined at the sole discretion of our board of directors or a committee designated by the Board to administer the plan. We provide previously unissued shares of our common stock to a participant upon a participant’s exercise of vested options. Of the 1.0 million shares authorized, approximately 0.3 million shares are available for future grants as of September 30, 2007.

Effective January 1, 2006, we account for share-based compensation under SFAS No. 123(R), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees” which requires us to expense the fair value of grants made under the stock option program over the vesting period of each individual option agreement. Awards that are granted after the effective date of SFAS No. 123(R) are valued and non-cash share-based compensation expense is recognized in the consolidated statements of operations in accordance with SFAS 123(R). No non-vested awards were granted before the effective date of SFAS 123(R). We recognize non-cash share-based compensation expense ratably over the requisite service period which generally equals the vesting period of options, adjusted for expected forfeitures.

In accordance with SFAS 123(R), we recognized non-cash share-based compensation expenses as follows (amounts in thousands):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2007
Non-Cash Share-Based Compensation Expense
Stock Options	$92	$68
Restricted Stock	13	105

Non-Cash Stock Compensation Expense	105	173
Less: Related Income Tax Benefit	(32)	(52)

Non-Cash Share-Based Compensation Expense, net of taxes	$74	$121

Earnings Per Share	$(0.01)	$(0.02)

Income Tax Benefit Per Share	$0.01	$0.01

The non-cash share-based compensation expenses were based on the fair values of stock options and restricted stock. For the three months ended September 30, 2006 and 2007, the expense was included in the unaudited consolidated statements of operations as corporate and administrative expenses.

We value stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. In determining the expected term, we separate groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations. The option-pricing model requires the input of highly subjective assumptions, such as those listed below. The volatility rates are based on historical stock prices. The expected life of options granted are based on historical data, which, as of September 30, 2007, is a partial option life cycle, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards.

We periodically review the assumptions used to value our stock options. The fair values of options granted were estimated on the date of grant using the following assumptions:

Grant Date	Weighted Average Expected Volatility	Expected Life (Years)	Expected Dividend Yield	Risk-Free Interest Rate
4/27/2006	33.6%	5.75	0%	4.79%
11/29/2006	33.6%	5.75	0%	4.51%

The strike price of options granted April 27, 2006 and November 29, 2006 were $5.43 and $6.90, respectively. The weighted-average grant date fair value of options granted April 27, 2006 and November 29, 2006 were $2.25 and $2.79 per share, respectively. Shares granted April 27, 2006 vest 33% annually as of each June 30 from June 30, 2007 through 2009. Shares granted November 29, 2006 vest 33% annually as of each November 29 from November 29, 2007 through 2009. As of September 30, 2007, there was approximately $0.3 million in non-cash share-based compensation cost related to non-vested awards not yet recognized in our consolidated statements of operations. This cost is expected to be recognized over a weighted-average period of 1.4 years. No shares were forfeited, 12,000 shares vested and 10,000 shares were exercised during the three months ended September 30, 2007.

As a result of the Merger and the resulting exchange of options to purchase Bull Run common stock for options to purchase shares of our common stock, certain of our employees hold options to acquire shares of our common stock at exercise prices ranging from $40.14 to $1,513.85 per share. All of these options were fully vested as of the date of the Merger. As of September 30, 2007, options for 4,057 shares were outstanding, having a weighted-average exercise price of $460.34 per share and a weighted-average remaining life of 3.5 years. During the three months ended September 30, 2007, 169 options were forfeited having a weighted-average exercise price of $164.67 per share.

In connection with the grant of restricted stock, the fair market value of our common stock on the date the awards were granted, net of expected forfeitures, represents unrecognized deferred share-based compensation, which is being amortized on a straight-line basis over the probable vesting periods of the underlying awards. In February 2006, each of the seven members of our board of directors received an award of 5,000 shares of our common stock, subject to a vesting schedule whereby 1,000 shares vest annually as of each December 31 from December 31, 2006 through 2010. On February 21, 2007, pursuant to an employment agreement with our Chief Executive Officer, 120,000 shares of restricted stock were granted to Thomas J. Stultz subject to a vesting schedule whereby 30,000 shares vest annually as of each February 21 from February 21, 2008 through 2011 and 55,000 shares of restricted stock were granted on July 1, 2007 which will vest on February 21, 2012. In connection with such awards, during the three months ended September 30, 2007, we recognized approximately $0.1 million of such compensation expense as corporate and administrative expenses. As of September 30, 2007, approximately $1.5 million of share-based compensation expense related to restricted stock remains to be amortized. The remaining cost is expected to be recognized over a weighted-average period of 3.7 years.

Employee Benefit Plans – Effective January 1, 2006, we began providing retirement benefits to substantially all of our employees with one or more years of service, pursuant to the TCM 401k Plan, intended to meet the requirements of Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the TCM 401k Plan, our employees may contribute up to the maximum allowable under federal law, and we will match up to 50% of the first 6% contributed by the employee, in the form of contributions of our common stock.

Total contributions under the TCM 401k Plan following the Spin-off, recorded by us as a non-cash expense, totaled approximately $0.1 million for the three months ended September 30, 2007.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

NOTE 11 – SUBSEQUENT EVENTS

On September 28, 2007, the Company committed to a plan to sell Host Communications, Inc. and Pinnacle Sports Productions, LLC. Comprising its Collegiate Marketing and Association Management businesses and ultimately completed this sale on November 15, 2007. The gross sales price was $74.3 million with $67.9 received at closing and $1.4 million held in escrow subject to working capital settlement provisions and $5.0 million held in escrow subject to indemnity settlement provisions. The Company expects total proceeds received to be approximately $73.0 million and expects to incur $2.0 million in transaction costs. Proceeds from the sale will be used to pay down debt.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

All references to Triple Crown Media, Inc., the “Company,” “TCM,” “we,” “us,” or “our” refer to the consolidated businesses. For information related to the Spin-Off and Merger, refer to Note 1 to the condensed consolidated financial statements contained in Item 1 of this quarterly report on Form 10-Q.

The Company sold its Wireless business, operated as GrayLink, LLC, on June 22, 2007. In addition, on September 28, 2007, the Company committed to a plan to sell Host Communications, Inc. and Pinnacle Sports Productions, LLC comprising its Collegiate Marketing and Association Management businesses and ultimately completed this sale on November 15, 2007. (See Note 11 – Subsequent Events for further information). Accordingly, we have reclassified the results of operations and financial position of these segments to discontinued operations in this Form 10-Q.

Following the consummation of the Merger on December 30, 2005, the Company was comprised of the Newspaper Publishing and Wireless segments formerly owned and operated by Gray, plus the Collegiate Marketing and Production Services segment and Association Management Services segment acquired in the Merger, both of which are operated by a wholly owned subsidiary, Host Communications, Inc., or Host.

We derive revenue from our Newspaper Publishing operations primarily from three sources: retail advertising, circulation and classified advertising.

Our Newspaper Publishing operations’ advertising contracts are generally entered into annually and provide for a commitment as to the volume of advertising to be purchased by an advertiser during the year. Our newspaper publishing operations’ advertising revenues are primarily generated from local advertising and are generally highest in the second and fourth calendar quarters of each year due to the Easter, Thanksgiving and Christmas holidays.

Industry-wide, newspaper subscriber circulation levels have been slowly declining. From September 30, 2006 to September 30, 2007, our aggregate daily circulation has declined approximately 2.3%.

Our Newspaper Publishing operations’ primary operating expenses are employee compensation, related benefits and newsprint costs. Our Newspaper Publishing operations have experienced significant variability in its newsprint costs in recent years. Historically, for the newspaper publishing industry, the price of newsprint has been cyclical and volatile. The industry average price for the three months ended September 30, 2007 and 2006 was $572 and $675 per metric ton, respectively. Prices fluctuate based on factors that include both foreign and domestic production capacity and consumption. Price fluctuations can have a significant effect on our results of operations. We seek to manage the effects of increases in prices of newsprint through a combination of technology improvements, page width and page count reductions, inventory management and advertising and circulation price increases. In addition, newspaper production costs are variable based on circulation and advertising volumes.

Revenues

Set forth below are the principal types of revenues derived by our continuing operations for the three months ended September 30, 2006 and 2007 and the percentage contribution of each to our total revenues (dollars in thousands):

	Three Months Ended September 30,
	2006		2007
	Amount	%	Amount	%
Publishing:
Retail	$6,246	52.1%	$6,246	52.2%
Classifieds	4,277	35.7%	4,130	34.5%
Circulation	1,098	9.2%	1,202	10.1%
Other	364	3.0%	380	3.2%

Total Revenues	$11,985	100.0%	$11,958	100.0%

Results of Operations

Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements for the three months ended September 30, 2006 and 2007, which are contained herein.

Revenues. Revenues of approximately $12.0 million for the three months ended September 30, 2007, were flat compared to revenues of $12.0 million the three months ended September 30, 2006. Total retail advertising revenue was flat, whereas classified advertising revenue decreased 3% due to temporary declines in automotive, help wanted and real estate advertising. Circulation revenue increased 9%. The primary reason for the increase in circulation revenue was due primarily to shifting to subscriber direct billing which was partially offset by higher carrier payments.

Expenses. Operating expenses were flat at $8.5 million for the three months ended September 30, 2007 compared to the comparable period in the prior year. Newsprint expense decreased to approximately $1.3 million for the three months ended September 30, 2007 compared to $1.6 million for the comparable period in the prior year primarily due to a decrease in our average newsprint cost of approximately $96 per metric ton versus the prior year. Distribution costs increased to approximately $1.4 million during the three months ended September 30, 2007 compared to $1.2 million for the comparable period in the prior year due primarily to the increase in fuel prices and to a shift to direct customer billing from carrier billing which increased carrier payments. Prior to the shift to direct customer billing, carriers collected the circulation revenue and kept a percentage. Direct billing includes the fee paid to the carrier and is now recognized as revenue, collected by the regional office and the carrier is paid their percentage which is recorded as distribution cost. Trade expense increased as the Jonesboro Group, consisting of the Jackson Progress-Argus, Henry Daily Herald, and Clayton News Daily, began the practice of accepting trade.

Corporate and administrative expenses for the three months ended September 30, 2007 were approximately $1.3 million compared to $1.1 million for the period ended September 30, 2006. The increase in Corporate and administrative expenses was primarily due to approximately $0.2 million of non-cash share-based compensation included in the current period related to stock options and restricted stock compared to $0.1 million of such expenses in the prior year period and approximately $0.1 million of legal fees related to corporate matters in the current period compared to an insignificant amount in the prior year period.

Depreciation of property and equipment totaled approximately $0.3 million for each the three months ended September 30, 2007 and 2006.

Amortization expense in connection with definite-lived intangible assets acquired in the acquisition of the Jonesboro Group was approximately $0.2 million and $0.2 million during the three months ended September 30, 2007 and 2006, respectively.

Interest expense. Interest expense incurred in connection with our Credit Facilities was approximately $3.5 million and $3.2 million for the three months ended September 30, 2007 and 2006, respectively. The increase in interest expense from the prior year comparable period was primarily due to an increase in our revolving line of credit to support higher working capital needs in our Collegiate Marketing business. We expect a future reduction in interest expense based on the use of proceeds from the sale of Host and Pinnacle to pay down debt.

Debt issue cost amortization. Amortization of costs incurred in connection with our Credit Facilities was approximately $0.3 million for each of the three months ended September 30, 2007 and 2006. Such costs are being amortized over four years.

Income tax (benefit) expense. Income tax benefit was approximately $20 thousand and $0.6 million for the three months ended September 30, 2007 and 2006, respectively. The effective tax rate for the three months ended September 30, 2007 and 2006 was approximately 1% and 40%, respectively. The difference between the federal statutory tax rate of 34% and the effective tax rate of 40% for the three months ended September 30, 2006 is primarily due to state income taxes, interest expense related to our out Series B preferred stock, and other permanent differences, such as travel and entertainment expenses, which are not fully deductible. The difference between the federal statutory tax rate of 34% and the effective tax rate of 1% for the three months ended September 30, 2007 is primarily due to a non-deductible goodwill impairment charge as well as other non-deductible expenses such as interest expense related to our Series B preferred stock and other permanent differences. We currently believe our effective income tax rate in fiscal 2008 will be approximately 1%, excluding potential effects of changes in judgments as to the potential realization of deferred tax assets and state income tax adjustments. Permanent differences are expected to represent a high percentage of our income before income taxes for fiscal 2008. Income before income taxes is estimated based on expected operating performance which may vary from actual operating performance. As a result, our effective tax rate for fiscal 2008 may vary significantly from the effective tax rates for the three months ended September 30, 2007.

Net loss available to common shareholders. Our net loss available to common shareholders is approximately $26.5 million and $1.0 million for the three months ended September 30, 2007 and 2006. The results for the three months ended September 30, 2007 included the losses associated with the discontinued operations of Host and Pinnacle, approximating $24.0 million.

Liquidity and Capital Resources

General

The following tables present data that we believe is helpful in evaluating our liquidity and capital resources (amounts in thousands):

	Three Months Ended September 30,
	2006	2007
Net cash used by continuing operations	$127	$(2,012)
Net cash provided by discontinued operations	(597)	(4,977)

Net cash used in operating activities	(470)	(6,989)
Net cash used in continuing operations	(80)	(21)
Net cash used in discontinued operations	(6,454)	(152)

Net cash used in investing activities	(6,534)	(173)
Net cash provided by continuing operations	7,339	9,729
Net cash used in discontinued operations	—	—

Net cash provided by financing activities	7,339	9,729
Net increase in cash and cash equivalents	$335	$2,567

	June 30, 2007	September 30, 2007
Cash and cash equivalents	$166	$2,733
Long-term debt, including current portion	$124,770	$134,499

Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006

Net cash used in operating activities decreased compared to the previous year. Net cash used in operating activities decreased compared to the corresponding quarter of the previous year. The change is primarily attributable to increased contractual guaranteed rights fees payments to universities from Host (included in discontinued operating cash flows) coupled with increased corporate operating expenses, including increased interest payments.

Net cash used in investing activities decreased approximately $6.3 million for the three months ended September 30, 2007 primarily due to the acquisition of Pinnacle during the quarter ended September 30, 2006, which is reflected in discontinued operations. Capital expenditures were otherwise consistent.

Net cash provided by financing activities increased approximately $2.3 million for the three months ending September 30, 2007 primarily due to changes in our capital structure, as well as cash flows. In the three months ended September 30, 2007, we had borrowings, net of repayments, of our Credit Facilities totaling approximately $9.9 million, which was partially offset by $0.2 million of repayments of our term debt. Net cash provided by financing activities for the quarter ended September 30, 2006 approximately $7.3 million, which is attributable to $10.8 million of advances from the revolving line of credit, partially offset by repayment of our term debt approximating $2.8 million.

Off-Balance Sheet Arrangements

We have various operating lease commitments for equipment and real estate used for office space and production facilities.

We may use interest rate swap agreements to convert some of our variable rate debt to a fixed rate basis, thus hedging against interest rate fluctuations. These hedging activities may be transacted with one or more highly rated institutions, reducing the exposure to credit risk in the event of non-performance by the counter-party to the swap agreement. In February 2006, we entered into an interest rate swap agreement effective June 2006 and terminating in March 2009. Under the agreement, we have converted a notional amount of $60 million of floating rate debt (currently bearing interest at LIBOR plus the currently applicable margin of 3.50%) to fixed rate debt, bearing interest at 5.05% plus the applicable margin.

Contractual Obligations as of September 30, 2007 (amounts in thousands):

	Payment Due by Period
Contractual Obligations	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Long-term debt obligations	$134,499	$18,442	$1,800	$114,257	$—
Interest obligations (1)	40,717	12,049	23,859	4,809	—
Operating lease obligations (2)	2,192	492	722	597	381

	$177,408	$30,983	$26,381	$119,663	$381

(1)	Interest obligations assume the LIBOR rate in effect as of September 30, 2007, as adjusted for the fixed interest rate under the interest rate swap agreement for the period during which the interest rate swap agreement will be effective. Interest obligations are presented through the maturity dates of each component of the Credit Facilities.
(2)	Operating lease obligations represent payment obligations under non-cancelable lease agreements classified as operating leases and disclosed pursuant to SFAS No. 13, “Accounting for Leases”, as may be modified or supplemented. These amounts are not recorded as liabilities as of the current balance sheet date.

Dividends on Series A Preferred Stock and Series B Preferred Stock are payable annually at an annual rate of $40 and $60 per share, respectively, in cash or the issuance of the respective preferred stock, at our option. If we were to fund dividends accruing during the twelve months ending December 31, 2007 in cash, the total obligation would be approximately $1.2 million based on the number of shares of Series A and Series B Preferred Stock outstanding as of September 30, 2007.

We currently anticipate that the cash requirements for capital expenditures, operating lease commitments and working capital over the next few years will be generally consistent, in the aggregate, with historical levels and would likely be funded from cash provided by operating activities. In the aggregate, total capital expenditures are not expected to exceed $0.5 million for the twelve months ending June 30, 2008.

On December 30, 2005, we entered into a senior secured credit facility, with Wachovia Bank, National Association (“Wachovia”), among others, for debt financing in an aggregate principal amount of up to $140 million, consisting of a 4-year $20 million revolving credit facility (the “First Lien Revolving Credit Facility”), a 4.5-year $90 million first lien term loan (the “First Lien Term Loan Facility” and, together with the First Lien Revolving Credit Facility, the “First Lien Credit Facility”) and a 5-year $30 million second lien term loan (the “Second Lien Credit Facility” and, together with the First Lien Credit Facility, the “Credit Facilities”). The interest rate is based on the bank lender's base rate (generally reflecting the lender's prime rate) or LIBOR plus in each case a specified margin, and for revolving and first lien term loan advances, the margin is based upon our debt leverage ratio as defined in the agreement. On September 18, 2006, we amended the Credit Facilities in conjunction with our acquisition of Pinnacle. Pursuant to the amendment, amounts under the First Lien Revolving Credit Facility may be borrowed, repaid and reborrowed by us from time to time until maturity. Interest for borrowings under the First Lien Revolving Credit Facility is currently based, at our option, on either (a) 2.25% per annum plus the higher of (1) the prime rate of interest announced or established by Wachovia from time to time, and (2) the Federal funds rate plus 0.50% per annum (the “Base Rate”) or (b) 3.25% per annum plus the applicable London Interbank Offered Rate ("LIBOR") rate for Eurocurrency borrowings. If and when we meet certain leverage ratio criteria under the First Lien Credit Facility, our interest rate may decline at .25% increments to (a) 1.50% per annum above the Base Rate or (b) 2.50% per annum above the applicable LIBOR rate for Eurocurrency borrowings. We currently anticipate that we will not qualify for a reduction in our Base Rate of LIBOR applicable margins of 2.25% and 3.25%, respectively, for at least the next year. Interest for borrowings under the First Lien Term Credit Facility is based, at our option, on either (a) 2.50% per annum plus the higher of (1) the prime rate of interest announced or established by Wachovia from time to time, and (2) the Federal funds rate plus 0.50% per annum (the “Base Rate”) or (b) 3.50% per annum plus the applicable LIBOR rate for Eurocurrency borrowings, subject to adjustment based on our credit ratings assigned by Standards & Poors and Moody’s. Interest under the Second Lien Credit Facility is based upon (a) 8.50% per annum above the Base Rate or (b) 9.50% per annum above the applicable LIBOR rate for Eurocurrency borrowings, subject to adjustment based on our credit ratings assigned by Standards & Poors and Moody’s. As of September 30, 2007, the interest rates on the First Lien Credit Facility and the Second Lien Credit Facility were approximately 8.9% and 14.9%, respectively.

The credit facilities are collateralized by substantially all of our assets. The agreement contains certain restrictive provisions which include, but are not limited to (a) requiring us to maintain certain financial ratios and (b) limit our ability to (i) incur additional indebtedness; (ii) make certain acquisitions or investments; (iii) sell assets; or (iv) make other restricted payments, including dividends, as defined in the agreement.

With the consummation of the Merger and the refinancing, the cash required to service the anticipated debt described above increased substantially. The First Lien Term Loan Facility requires amortization of $221 per quarter. Aggregate interest expense on the first and second lien term loans is currently anticipated to initially be approximately $12 to $13 million per year. The cash required to service the debt is currently expected to be funded from cash generated by operating activities. We have access to the $20 million First Lien Revolving Credit Facility to support cash liquidity needs, subject to debt leverage ratio requirements tested as of the end of each quarterly period. At September 30, 2007, our term loans were fully funded and approximately $17.6 million was borrowed under the revolving credit facilities, of which there was no availability as of September 30, 2007. There was no availability under the revolving credit facilities as of November 8, 2007. Cash flows from continuing operations will provide sufficient cash to fund both the operations and reduce the balance on the line of credit as the Newspaper business is relatively consistent from month to month and Corporate expenses will be reduced due to the sale of Host and Pinnacle.

On November 9, 2007, we amended our Credit Facilities due, in part, to our failure to meet our financial covenants. Pursuant to the amendments, our lenders have agreed to temporarily suspend, on a retroactive basis, the requirement for us to comply with all financial covenants contained therein for the period September 30, 2007 through November 15, 2007. Subsequent to the consummation of the Host and Pinnacle transactions (see Note 11), we must remain in compliance with our leverage covenants, which were in fact met; although the lenders will temporarily suspend the interest and fixed charge coverage requirements until December 31, 2007. At December 31, 2007, we will be required to comply with all leverage ratios and a minimum EBITDA amount for the quarter ending December 31, 2007. Management anticipates meeting these covenant requirements as of and for the quarter ending December 31, 2007. We will be required to comply with all financial covenants as of and for the quarter ending March 31, 2008.

Working Capital

Prior to the sale of Host and Pinnacle and the presentation of these businesses as discontinued operations, our current liabilities typically exceeded our current assets as our current assets typically turned more rapidly then our settlement of payables and accrued liabilities. Accrued liabilities and expenses related to our guaranteed rights fees and profit splits, which are now included in liabilities available for sale, were not typically due for extended periods of up to a year and the contracts typically ran from July through June. In addition, our Host and Pinnacle deferred revenue represented cash collected in advance of service recognized as income. For these reasons, our current assets were turned into cash more rapidly then our current liabilities used cash and the excess cash was used to pay down debt. Our borrowing capacity on our revolving line of credit was set up to allow the company to borrow on a short term basis to manage current liabilities when cash inflows were not consistent with cash outflows due to seasonal fluctuations in these businesses. As of September 30, 2007, we have no available borrowing capacity. We intend to use the proceeds resulting from the sale of Host and Pinnacle to pay down our first and second lien senior term loans which will provide increased liquidity and debt availability. Furthermore, as our publishing business generates positive cash flow, we intend to reduce our debt obligations which should provide increased revolving line of credit availability in future periods. We believe this facility will be adequate to support our future operations.

As of September 30, 2007, our working capital approximated $53 million, which is approximately $26 million lower than the working capital approximating $79.0 million as of June 30, 2007. The primary reason for the change was an increase in accounts payable at Host due to limited availability on our line of credit during the quarter, and advances with the revolving line of credit.

Certain Relationships

Insurance Contract with Georgia Casualty & Surety Co. – We obtained certain workers’ compensation insurance coverage under an insurance contract with Georgia Casualty & Surety Co., which is a wholly owned subsidiary of Atlantic American Corporation, a publicly traded company in which J. Mack Robinson (a significant shareholder of our Company) and certain of his affiliates have a substantial ownership interest, and a company of which Hilton H. Howell, a member of our board of directors and Mr. Robinson’s son-in-law, is an executive officer. For the three months ended September 30, 2006 and 2007, our workers’ compensation insurance expense attributable to our insurance contract with Georgia Casualty was approximately $134 and $20, respectively.

Rights-Sharing Agreements with Gray – Through rights-sharing agreements by and between Host (included in discontinued operations) and Gray, we participate jointly with Gray in the marketing, selling and broadcasting of certain collegiate sporting events and in related programming, production and other associated activities of two universities. In April 2005, Host, Gray and a university entered into a new agreement for expanded sports marketing rights for an initial seven-year term with an option to extend the license for three additional years. At the same time, Host and Gray entered into a new rights-sharing agreement for the same 10-year period. Under the April 2005 agreement with Gray, we recognize the total revenues derived and total expenses incurred in connection with services performed on behalf of the universities and expense amounts payable to Gray as a component of our rights fee expense. The amount payable to Gray will be 50% of the profit, in excess of thresholds agreed upon by Host and Gray, to be derived from these marketing activities, as determined at the conclusion of each contract year. As of September 30, 2007, there were no accrued fees payable to Gray under the current rights-sharing agreement. Our relationship with Gray is described further in other notes to these condensed combined and consolidated financial statements.

Under a rights-sharing agreement effective July 1, 2007, pursuant to a sports marketing agreement between Host and the universities Host has granted certain telecast rights to a television station owned by Gray as well as designating the station the “Flagship” and “Official” television station and a Corporate Sponsor of the universities’ intercollegiate sports teams and network. In consideration of the rights granted, Gray has paid Host approximately $5.0 million and Host will retain the advertising revenue for approximately 50% of the advertising time during specified telecasts.

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

Revenue derived by our Collegiate Marketing and Production Services segment and Association Management Services segment (which are included in discontinued operations) are recognized as the services are rendered, and consist primarily of advertising revenues in connection with broadcast and print media sold by us, the rights to which are generally acquired by us under multi-media rights agreements with collegiate institutions or associations. Advertising revenues are recognized when the event occurs or the publication is publicly distributed. In addition, to a lesser extent, we derive revenue from corporate sponsorship and licensing arrangements, association management fees, radio station rights fees, sales of commercial printing and other miscellaneous revenues generated from product sales and production services. Corporate sponsorships related to specific events are recognized when the event occurs or the events occur. Corporate sponsor license fee revenue that is not related to specific events is recognized evenly over the term of the licensing arrangement. Association management fees are recognized over the term of the contract year as the related services are performed. Radio station rights fees are recognized ratably as the games as to which those rights relate are broadcast. Sales of commercial printing and other product sales are recognized when title passes to the customer, or in the case of vending revenues, when the game is played.

In certain circumstances, we enter into contractual arrangements with associations or institutions that we represent in various capacities which involve the payment of guaranteed rights fees. These contracts are typically multi-year arrangements with the amount guaranteed in each respective year increasing over the life of the contract such that guaranteed rights fees increase in proportion to the expected increase in revenue over the life of the contract. Guaranteed rights fee expense related to specific events is recognized in accordance with each year’s individual contractual obligation as defined in the applicable underlying multi-year contract. Each individual year’s contractual obligation is recognized on a straight line basis. We believe that this is a systematic and rational method for recognizing these obligations. Our contractual arrangements with associations or institutions may also involve net profit sharing arrangements based on the net profit associated with services rendered under the contract. Profit split expense is accrued over the contract period, based on estimates, and is adjusted at the end of the contract term in order to reflect the actual profit split. Estimates used in the determination of profit split expense are updated monthly and adjusted to actual when the profit split settlement is determined at the end of each contract year.

Wireless revenue (which is included in discontinued operations) results primarily from the sale of pagers, cellular telephones and related services. We bill our customers in advance for wireless services and the related revenues are recognized on a straight-line basis over the period the service is provided. Revenue from the sale of cellular telephones and pagers is recognized at the time of sale.

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

Valuation and Impairment Testing of Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we do not amortize goodwill. Instead, SFAS 142 requires that we review goodwill for impairment on at least an annual basis. We perform our annual impairment review during the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate that such assets might be impaired. See Note 6 for further discussion of impairment of long-lived assets associated with the sale of Host and Pinnacle.

Intangible assets are comprised of goodwill that is required to be considered an indefinite-lived asset. Other separately identified definite-lived intangible assets include customer relationships, trademarks and tradenames. These assets are being amortized over their estimated useful lives. Customer relationships are amortized using the straight-line method over a period of five to 15 years, based on the estimated future economic benefit. Trademarks and tradenames are being amortized over six and 15 years, respectively, using a straight-line method, which approximates the estimated future economic benefit. For the three months ended September 30, 2007, we recorded amortization expense of $0.2 million in connection with our definite-lived intangible assets.

The impairment analysis is based on our estimates of the net present value of future cash flows derived from each reporting unit in order to determine the estimated market value. The determination of estimated market value requires significant management judgment including estimating operating cash flow to be derived in each reporting unit for several years, changes in working capital, capital expenditures and the selection of an appropriate discount rate. A future reduction in the estimated net present value of future cash flows derived from an affected reporting unit could result in an impairment charge, Factors potentially leading to a reduction of the estimated net present value of future cash flows could include (i) the loss of a significant customer or contract, (ii) significantly less favorable terms of new contracts and contract renewals and (iii) prolonged economic downturns affecting advertising spending.

For purposes of testing goodwill impairment, each of the Gwinnett Daily Post, Rockdale/Newton Citizen, and our recently-acquired Collegiate Marketing and Production Services business, Association Management Services business and the Jonesboro Group are each considered a separate reporting unit. There is no recorded goodwill associated with the Albany Herald or the Wireless business.

Based on management analysis of the fair value of Host and Pinnacle’s assets, it was determined an impairment charge to goodwill of $23.7 million would be recorded for the three months ending September 30, 2007.

We review each reporting unit for possible goodwill impairment by comparing the estimated market value of each respective reporting unit to the carrying value of that reporting unit’s net assets. If the estimated market values exceed the net assets, no goodwill impairment is deemed to exist. If the fair value of the reporting unit does not exceed the carrying value of that reporting unit’s net assets, goodwill impairment is deemed to exist. We then perform, on a notional basis, a purchase price allocation applying the guidance of SFAS No. 141, “Business Combinations” (“SFAS 141”) by allocating the reporting unit’s fair value to the fair value of all tangible and identifiable intangible assets residual fair value representing the implied fair value of goodwill of that reporting unit. The carrying value of goodwill for the reporting unit is written down to this implied value.

In 2004, the Emerging Issues Task Force (“EITF”), and the Staff of the U.S. Securities and Exchange Commission (referred to herein as the SEC) clarified their position on the use of the residual method for valuation of acquired assets other than goodwill which is referred to as topic D-108. The SEC has stated that the residual method does not comply with the requirements of SFAS 141 when used to value certain intangible assets that arise from legal or contractual rights. Accordingly, the SEC stated that the residual method should no longer be used to value intangible assets other than goodwill. Under these rules, we have been required to apply the income approach for such assets acquired in business combinations completed after September 29, 2004. FCC licenses acquired by us prior to January 1, 2002 were valued using the residual value methodology. During the first quarter of 2005, we adopted the income approach, as required by the SEC, and performed a valuation assessment of our FCC licenses using the income approach. Adoption of this provision did not materially affect our financial statements.

Goodwill and intangibles, net of accumulated amortization, were approximately $25.4 million as of June 30, 2007 and $25.3 million as of September 30, 2007, of which goodwill was approximately $18.5 million as of each date, respectively. The carrying value of goodwill and acquired intangibles, net of accumulated amortization, represented approximately 15% of our total assets as of June 30, 2007 and September 30, 2007, respectively.

Deferred Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on certain deferred tax assets if it is more likely than not that some or all of these deferred tax assets will not be realized. We do not anticipate that all of our available net operating loss carryforward amounts for tax purposes obtained in the Merger which total approximately $71 million for federal income tax purposes will ultimately be realized, due to their expiration or other limitations on utilization. If and when we revise our estimate of the benefit expected to be derived from the net operating loss carryforward, the valuation allowance may be modified. Increases in the valuation allowance could increase the tax provision or decrease the tax benefit recognized in the period of the change in estimate. The net operating loss carryforward for federal tax purposes begins to expire in 2018. As a result of the availability of these net operating loss carryforwards, coupled with our ability to utilize a portion of them in conjunction with the sale of host and pinnacle, we currently do not anticipate that we will be required to make federal income tax payments until at least 2008, for purposes other than making payments related to the sale of Host and Pinnacle, which are estimated to be approximately 2,000,000.

Transactions with Related Parties

Since the Spin-off and the Merger, the terms of all material transactions involving related persons or entities have been on terms similar to those of our transactions with independent parties, or in cases where we have not entered into similar transactions with unrelated parties, on terms that were believed to be representative of those that would likely be negotiated with independent parties. All material transactions with related parties will be reviewed and approved by our independent directors.

Recent Accounting Pronouncements

The Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on July 1, 2007. Previously, we had accounted for tax contingencies in accordance with SFAS 5, Accounting for Contingencies. As required by FIN 48, which clarifies Statement 109, “Accounting for Income Taxes”, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented.

At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open and determined there were no unrecognized tax benefits for which a liability would be required as of July 1, 2007. There have been no material changes in unrecognized tax benefits since July 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard establishes a framework for measuring fair value and also provides guidance for an expanded set of disclosure requirements related to fair value. We expect to adopt SFAS No. 157 effective for the fiscal year ending June 30, 2009 and are continuing to evaluate the impact of SFAS No. 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value, with unrealized gains and losses on items for which the fair value option has been elected reported in earnings at each subsequent reporting date. We are continuing to review the provisions of SFAS No. 159, which is effective in the first quarter of fiscal 2009, and currently do not expect this new accounting standard to have a significant impact on the consolidated financial statements.

Interest Rate and Market Rate Risk

We are exposed to changes in interest rates due to our financing of our acquisitions, investments and operations. Interest rate risk is present with both fixed and floating rate debt. Based on our debt profile as of September 30, 2007, a 100 basis point increase in market interest rates would increase interest expense and decrease pretax income (or increase pretax loss) by approximately $1.3 million annually. This amount was determined based on our floating rate debt. This amount does not include the effects of certain potential results of increased interest rates, such as reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in our financial structure that could occur if interest rates were higher.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “believes,” “expects,” “anticipates,” “estimates” and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe our future strategic plans, goals or objectives are also forward-looking statements. Readers of this report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events, and involve risks and uncertainties. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances. Actual results and events may differ materially from those in the forward-looking statements as a result of various factors, including the factors disclosed in Item 1A of our Annual Report on Form 10-K for the twelve months ended June 30, 2006.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

See “Interest Rate and Market Rate Risk” in Item 2 of this Form 10-Q.

Item 4.	Controls and Procedures

(a)	Disclosure Controls and Procedures

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

We carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures performed pursuant to Rule 13a-15 under the Exchange Act. Based on their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding disclosure.

(b)	Changes in Internal Control over Financial Reporting

There has not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Risk Factors

You should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the twelve months ended June 30, 2007 in Part I, Item 1A, Risk Factors. Any of those risks could have a material adverse effect on our financial condition and results of operations.

Item 2.	Exhibits

Exhibit 31.1	Rule 13a – 14(a) Certificate of Chief Executive Officer

Exhibit 31.2	Rule 13a – 14(a) Certificate of Chief Financial Officer

Exhibit 32.1	Section 1350 Certificate of Chief Executive Officer

Exhibit 32.2	Section 1350 Certificate of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPLE CROWN MEDIA, INC.

Date: November 19, 2007	by:	/s/ MARK G. MEIKLE
Mark G. Meikle
Executive Vice President and Chief Financial Officer