Form 10-Q
period 2007-12-31
Triple Crown Media, Inc.
filed 2008-02-19
CIK 1333291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☐

Non-accelerated filer  ☒        Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.001 par value

5,347,380 shares outstanding as of December 31, 2007

PART I. FINANCIAL INFORMATION

TRIPLE CROWN MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2007	December 31, 2007
	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$166	$181
Accounts receivable, net	5,123	5,784
Inventories	310	395
Assets associated with discontinued operations	115,117	—
Other current assets	360	454

Total current assets	121,076	6,814

Property and equipment:	22,782	22,693
Accumulated depreciation	(14,848)	(15,334)

Property and equipment, net	7,934	7,359

Goodwill	18,428	18,428
Other intangible assets, net	7,003	6,673
Deferred income taxes	16,584	—
Other receivable		5,100
Other assets	3,436	3,082

Total assets	$174,461	$47,456

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$8,492	$18,575
Accounts payable	2,318	1,156
Accrued expenses	3,102	2,945
Accrued Interest	—	1,384
Income taxes payable	—	2,679
Liabilities associated with discontinued operations	24,286	152
Deferred revenue	987	911

Total current liabilities	39,185	27,802

Long-term debt	116,278	50,328
Other liabilities	3,220	3,814
Series B redeemable preferred stock, $.001 par value (authorized 20,000 shares; issued and outstanding 6,050 shares; $6,050 liquidation value)	4,515	4,561

Total liabilities	163,198	86,505

Series A redeemable, convertible preferred stock, $.001 par value (authorized 50,000 shares; issued and outstanding 20,890 shares; $20,890 liquidation value)	17,135	17,261

Commitments and contingencies

Stockholders’ deficit:
Common stock, par value $0.001 (authorized 25,000 shares, issued and outstanding (5,187 and 5,257 shares, respectively)	5	5
Additional paid-in capital	5,128	7,033
Accumulated deficit	(11,134)	(62,634)
Accumulated other comprehensive income (loss), net of tax	129	(714)

Total stockholders’ deficit	(5,872)	(56,310)

Total liabilities, preferred stock and stockholders’ deficit	$174,461	$47,456

See notes to condensed consolidated financial statements.

TRIPLE CROWN MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues:	$13,015	$12,483	$25,000	$24,441
Expenses:
Operating expenses before depreciation, amortization
Publishing	8,843	8,443	17,370	16,982
Corporate and administrative	1,281	1,170	2,394	2,444
Depreciation and amortization	426	444	871	879

	10,550	10,057	20,635	20,305

Operating income	2,465	2,426	4,365	4,136

Other expenses:
Interest expense related to Series B preferred stock	(113)	(113)	(226)	(227)
Interest expense, other	(3,310)	(3,018)	(6,463)	(6,523)
Debt issue cost amortization	(285)	(328)	(551)	(649)

Loss from continuing operations before income taxes	(1,243)	(1,033)	(2,875)	(3,263)

Income tax (benefit) expense	(2,372)	2,615	(3,018)	2,595

Income (loss) from continuing operations	1,129	(3,648)	143	(5,858)

Loss on sale of discontinued operations, net	—	(4,246)	—	(4,246)
Loss from discontinued operations, net	(440)	(16,840)	(199)	(40,852)

Net income (loss)	689	(24,734)	(56)	(50,956)

Series A preferred stock dividends accrued	(271)	(272)	(542)	(544)

Net income (loss) available to common stockholders	$418	$(25,006)	$(598)	$(51,500)

Basic per share information:
Income/(Loss) from continuing operations	$0.22	$(0.75)	$0.03	$(1.12)
Income/(Loss) from discontinued operations, net of tax	$(0.08)	$(4.33)	$(0.04)	$(8.62)
Net income (loss)	$0.13	$(5.08)	$(0.01)	$(9.74)
Net income (loss) available to common shareholders	$0.08	$(5.13)	$(0.12)	$(9.85)

Weighted average shares outstanding	5,230	4,873	5,200	5,230

Diluted per share information:
Income/(Loss) from continuing operations	$0.21	$(0.75)	$0.03	$(1.12)
Income/(Loss) from discontinued operations, net of tax	$(0.08)	$(4.33)	$(0.04)	$(8.62)
Net income (loss)	$0.13	$(5.08)	$(0.01)	$(9.74)
Net income (loss) available to common shareholders	$0.08	$(5.13)	$(0.11)	$(9.85)

Diluted weighted average shares outstanding	5,319	4,873	5,297	5,230

See notes to condensed consolidated financial statements.

TRIPLE CROWN MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Six Months Ended December 31,
	2006	2007
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(56)	$(50,956)
Loss on discontinued operations	(199)	(45,098)

Income (loss) from continuing operations	143	(5,858)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,421	1,528
Interest accrued on redeemable preferred stock	226	228
(Gain) Loss on disposal of assets, net	(15)	130
Stock compensation expense	213	391
Issuance of common stock to 401K plan	203	204
Deferred income taxes	966	5,841
Changes in operating assets and liabilities:
Accounts receivable	(1,067)	(661)
Inventories	269	(85)
Other current assets	163	(94)
Accounts payable and accrued expenses	(452)	499
Accrued income taxes	212	2,679
Deferred revenue	(121)	(76)
Other assets and liabilities	288	5,290

Net cash provided by continuing operations	2,449	10,016
Net cash used in discontinued operations	(4,613)	(21,243)

Net cash used in operating activities	(2,164)	(11,227)

Investing activities:

Purchases of property and equipment	(373)	(76)
Proceeds from asset sales	15	34

Net cash used in continuing operations	(358)	(42)
Net cash (used in) provided by discontinued operations	(6,433)	67,152

Net cash (used in) provided by investing activities	(6,791)	67,110

Financing activities:

Net proceeds from borrowings on revolving line of credit	18,150	10,075
Net repayments of borrowings on debt	(7,889)	(65,943)
Debt issue costs	(613)	—

Net cash provided by (used in) continuing operations	9,648	(55,868)

Net cash provided by (used in) financing activities	9,648	(55,868)

Increase in cash and cash equivalents	693	15

Cash and cash equivalents, beginning of period	173	166

Cash and cash equivalents, end of period	$866	$181

See notes to condensed consolidated financial statements.

TRIPLE CROWN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(amounts in thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed and consolidated financial statements of Triple Crown Media, Inc., or the Company, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six-month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the twelve months ended June 30, 2007.

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

The Company sold its Wireless business, operated as GrayLink, LLC, on June 22, 2007. In addition, the Company sold Host and Pinnacle Sports Productions, LLC, or Pinnacle, comprising its Collegiate Marketing and Association Management businesses on November 15, 2007. Accordingly, the Company has reclassified the results of operations and financial position of these segments to discontinued operations in this Form 10-Q. Subsequent to November 15, 2007, the Company’s sole remaining operating segment is comprised of its newspaper publishing businesses.

Hereinafter, all references to Triple Crown Media, Inc., the “Company,” “TCM,” “we,” “us,” or “our” in these footnotes refer to the combined and consolidated businesses.

Stock-Based Compensation – Effective January 1, 2006, we account for stock-based compensation using Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS 123(R)”), as amended, which results in the recognition of compensation expense for stock-based compensation. The Company adopted SFAS 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. The recognized expense is net of expected forfeitures and restatement of prior periods is not required. The fair value of restricted stock is determined based on the number of shares granted and the quoted market price of the Company’s common stock.

Valuation and Impairment Testing of Intangible Assets – In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company does not amortize goodwill and certain intangible assets with indefinite useful lives. Instead, SFAS 142 requires that we review goodwill and intangible assets deemed to have indefinite useful lives for impairment on at least an annual basis. The Company performs the annual impairment review during the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate that such assets might be impaired.

Intangible assets are comprised of goodwill that is required to be considered an indefinite-lived asset. Other separately identified definite-lived intangible assets include customer relationships, trademarks and tradenames. These assets are being amortized over their estimated useful lives. Customer relationships are amortized using the straight-line method over a period of 5 to 15 years, based on the estimated future economic benefit. Trademarks and tradenames are being amortized over 6 and 15 years, respectively, using a straight-line method, which approximates the estimated future economic benefit. For the three and six months ended December 31, 2007, we recorded amortization expense of $0.1 million and $0.3 million in connection with our definite-lived intangible assets.

We recorded a goodwill impairment charge of $23.7 million to reduce the carrying value of the Host and Pinnacle businesses to fair value less cost to sell during the first quarter of fiscal year 2008.

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

In February 2006, we entered into an interest rate swap agreement effective in June 2006 and terminating in March 2009. Under the agreement, we converted an initial notional amount of $60 million of floating rate debt (currently bearing interest at LIBOR plus the currently applicable margin) to fixed rate debt, bearing interest at 5.05% plus the applicable margin. We are currently hedging the entire remaining principal of this debt in accordance with our hedge agreement.

Earnings Per Share – Basic earnings per share excludes any dilutive effects of stock options, convertible preferred stock and accrued preferred stock dividends potentially paid in common stock. In periods where they are anti-dilutive, such amounts are excluded from the calculation of dilutive earnings per share.

The number of shares used to calculate basic earnings per share in the consolidated statements of operations for the three and six months ended December 31, 2007 of 4,872,816 and 5,230,262, where as such amount for the three and six months ended December 31, 2006 were 5,230,262 and 5,199,637. The basis was the weighted average number of shares outstanding for such periods.

The number of shares used to calculate diluted earnings per share in the condensed and consolidated statement of operations for the three and six months ended December 31, 2007 of 5,319,000 and 5,297,000 shares, respectively, were calculated by adding the dilutive effects of stock based compensation programs. The effect of outstanding in-the-money stock options was calculated using the treasury stock method. All outstanding options during this period were in-the-money and thus used in the calculation of diluted earnings per share.

Seasonality – Our Newspaper Publishing business is generally consistent throughout the year and does not fluctuate significantly from quarter to quarter. Included in Discontinued Operations is our Collegiate Marketing and Production Services business. Our Collegiate Marketing and Production Services business was seasonal in nature. We derived a significant portion of our income from collegiate football and collegiate basketball.

Reclassifications – Certain amounts included in the consolidated financial statements for prior years have been reclassified from their original presentation to conform with the current year presentation. See Note 5 for discussion of discontinued operations associated with the sale of Host and Pinnacle.

NOTE 2 – TRANSACTIONS WITH AFFILIATED COMPANIES

Insurance Contract with Georgia Casualty & Surety Co. – We obtained certain workers’ compensation insurance coverage under an insurance contract with Georgia Casualty & Surety Co., which is a wholly owned subsidiary of Atlantic American Corporation, a publicly traded company in which J. Mack Robinson (significant shareholder) and certain of his affiliates have a substantial ownership interest, and a company of which Hilton H. Howell, a member of our board of directors and Mr. Robinson’s son-in-law, is an executive officer. For the three and six months ended December 31, 2007, our workers’ compensation insurance expense attributable to our insurance contract with Georgia Casualty was approximately $10 and $30, respectively, and for the three and six months ended December 31, 2006, our workers’ compensation insurance expense attributable to our insurance contract with Georgia Casualty was approximately $26 and $160, respectively.

NOTE 3 – LONG-TERM DEBT AND LIQUIDITY

Long-term debt outstanding as of June 30, 2007 and December 31, 2007 consists of the following (amounts in thousands):

	June 30, 2007	December 31, 2007
First lien senior term loan	$87,170	$20,328
Second lien senior term loan	30,000	30,000
First lien revolving credit facility	7,600	18,575

	$124,770	$68,903

On December 30, 2005, we entered into (i) a First Lien Senior Secured Credit Agreement and (ii) a Second Lien Senior Secured Credit Agreement with Wachovia Bank, National Association (“Wachovia”), among others. The First Lien Secured Credit Agreement provides for a senior secured revolving credit facility in the aggregate principal amount of $20 million, which matures on December 30, 2009 (which we refer to as the “First Lien Revolving Credit Facility”) and a senior secured term loan facility with an original aggregate principal amount of $90 million, which matures on June 30, 2010 (which we refer to as the “First Lien Term Loan Facility” and, together with the First Lien Revolving Credit Facility, the “First Lien Credit Facility”). The Second Lien Credit Agreement provides for a senior secured term loan facility in the aggregate principal amount of up to $30 million, which matures on December 30, 2010 (which we refer to as the “Second Lien Credit Facility” and, together with the First Lien Credit Facility, collectively as the “Credit Facilities”). The Credit Facilities are secured by the assets of TCM and all of its subsidiaries. Proceeds of the Credit Facilities were used to fund a $40 million cash distribution to Gray in connection with the Spin-off, refinance all of Bull Run’s long-term debt in connection with the Merger, pay the cash portion of the Merger consideration, and pay transaction costs. In connection with the sale proceeds from Host, we paid approximately $66.0 million of our First Lien Term Loan.

On September 18, 2006, we amended the Credit Facilities in conjunction with our acquisition of Pinnacle Sports Promotions, LLC. Pursuant to the amendments, amounts under the First Lien Revolving Credit Facility may be borrowed, repaid and reborrowed by the Company from time to time until maturity. Interest for borrowings under the First Lien Revolving Credit Facility was based, at our option, on either (a) 2.25% per annum plus the higher of (1) the prime rate of interest announced or established by Wachovia from time to time and (2) the Federal funds rate plus 0.50% per annum (the “Base Rate”) or (b) 3.25% per annum plus the applicable London Interbank Offered Rate (“LIBOR”) rate for Eurocurrency borrowings. Until amended on February 15, 2008, interest for borrowings under the First Lien Term Credit Facility was based, at our option, on either (a) 2.50% per annum plus the higher of (1) the prime rate of interest announced or established by Wachovia from time to time, and (2) the Base Rate or (b) 3.50% per annum plus the applicable LIBOR rate for Eurocurrency borrowings, subject to adjustment based on our credit ratings assigned to the Second Lien Credit Facility by Standard & Poors and Moody’s. Interest for borrowings under the Second Lien Credit Facility was based upon (a) 8.50% per annum above the Base Rate or (b) 9.50% per annum above the applicable LIBOR rate for Eurocurrency borrowings, subject to adjustment based on our credit ratings assigned by Standard & Poors and Moody’s.

Amounts drawn on the First Lien Revolving Credit Facility as of June 30, 2007 and December 31, 2007 were $7.6 million and $18.6 million, respectively. As of December 31, 2007 we had $1.1 million available under our revolving credit facility.

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

On November 9, 2007, we entered into the third amendment to our Credit Facilities due, in part, to our failure to meet our financial covenants. Pursuant to the amendments, our lenders agreed to temporarily suspend, on a retroactive basis, the requirement for us to comply with all financial covenants contained therein for the period September 30, 2007 through November 15, 2007. Subsequent to the consummation of the Host and Pinnacle transactions, we were required to remain in compliance with our leverage covenants. We were in compliance with our covenants as of December 31, 2007, however, our forecasts indicated that we would not be in compliance with future covenants and accordingly, we sought to further amend our covenants.

On February 15, 2008, we executed our Fourth Amendment to the First Lien Term Loan Facility, Pursuant to these amendments, borrowings associated with Base Rate and Eurodollar advances will be charged interest at rates of 4.50% and 5.50% per annum, respectively, provided that the Base Rate and Eurodollar Rate cannot fall below 4.00% and 3.00%, respectively. The amendments also provided for a reduction in the First Lien Leverage, Leverage, Fixed Charge Coverage, and Interest Coverage Ratios for each quarter ending through September 30, 2009. Capital expenditures cannot exceed $500,000 for any four consecutive quarters. We currently anticipate meeting our future covenants based on our current forecasts.

On February 15, 2008, we executed our Fourth Amendment to the Second Lien Credit Facility, Pursuant to these amendments, borrowings associated with Base Rate and Eurodollar advances will be charged interest at rates of 11.00% and 12.00% per annum, respectively, provided that the Base Rate and Eurodollar Rate cannot fall below 4.00% and 3.00%, respectively. The amendments also provided for a reduction in the Leverage Ratio for each quarter ending through September 30, 2009. Capital expenditures cannot exceed $500,000 for any four consecutive quarters. We currently anticipate meeting our future covenants based on our current forecasts.

The sale of Host and Pinnacle generated $67.9 million of cash which was primarily used to pay down our First Lien Term Loan, after paying transaction related costs. As of December 31, 2007, we had $1.1 million available under our line of credit. As of February, 13, 2008 we have $1.7 million of available borrowing capacity under our line of credit. We expect our operating cash flow to provide adequate sources of capital to fund our working capital needs, however, we do not anticipate having adequate cash on hand to satisfy our debt obligations as they become due in 2009 and 2010. In order to meet these obligations, the Company will be required to restructure its current credit facilities or refinance with another lender. Should we be unsuccessful in renegotiating these facilities, we will attempt to derive capital from alternate sources which may include any of the following: public equity offering, private placement, the issuance of additional shares of preferred stock or other means not yet identified. No absolute assurance can be made that we will be successful in these efforts.

NOTE 4 – INCOME TAXES

The differences between the federal statutory tax rate of 34% and the effective tax rate of 71% and 105% for the three and six months ended December 31, 2006, respectively, and (253)% and (80)% for the three and six months ended December 31, 2007, respectively, are principally due to nondeductible goodwill impairment associated with the sale of Host, change in the Company’s valuation allowance and state income taxes, and for 2006, interest expense related to our Series B preferred stock and other permanent differences, such as travel and entertainment expenses, which are not fully deductible for tax purposes. The effective income tax rates for the three and six months ended December 31, 2006 include an approximate $0.1 million adjustment to state income taxes payable. We currently believe our effective income tax rate for the year ended June 30, 2008 will be approximately (80)%, excluding potential effects of changes in judgments as to the potential realization of deferred tax assets and state income tax adjustments. Permanent differences are expected to represent a high percentage of our income before income taxes for the current fiscal year. Income before income taxes is estimated based on expected operating performance which may vary from actual operating performance. As a result, our effective tax rate for the fiscal year may vary significantly from the effective tax rate for the three and six months ended December 31, 2007. The Company also maintains an income tax payable primarily due to the Company’s alternative minimum taxes, as well as state tax exposures.

SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) requires that a valuation allowance be established when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence was considered in judging the likelihood of realizing tax benefits. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses are one of the most difficult pieces of negative evidence to overcome in the absence of sufficient existing orders and backlog. During the second quarter of fiscal 2008, it became evident that our forecasts without Host and Pinnacle would not meet previously calculated projections. That, combined with recent cumulative net losses, represented sufficient negative evidence that was difficult for positive evidence to overcome under the evaluation guidance of SFAS No. 109. As a result, we concluded that it was appropriate in the second quarter of fiscal 2008 to establish a full valuation allowance for our net deferred tax assets. The effect was to reverse the benefit of net deferred tax assets that were generated in prior years’ financial statements. These tax benefits will be available, prior to the expiration of carryforwards, to reduce future income tax expense resulting from earnings or increases in deferred tax liabilities. During the second quarter of fiscal 2008, we recorded a noncash charge of $5.8 million to provide a full valuation allowance on our net deferred tax assets.

The Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on July 1, 2007. Previously, we had accounted for tax contingencies in accordance with SFAS 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies SFAS 109, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented.

At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open and determined there were no unrecognized tax positions for which a liability would be required as of July 1, 2007. There have been no significant changes in unrecognized tax benefits since July 1, 2007.

NOTE 5 – DISCONTINUED OPERATIONS

    GrayLink, LLC

On June 15, 2007, we entered into an agreement to sell substantially all of the assets and liabilities of our GrayLink Wireless business segment to a third party, effective June 22, 2007. Accordingly, the results of operations of the Wireless business segment for the three and six months ended December 31, 2006 have been reclassified to discontinued operations.

Summary operating results for GrayLink, LLC are as follows (amounts in thousands):

	Three Months Ended December 31, 2006	Six Months Ended December 31, 2006
Operating revenues	$1,470	$3,060
(Loss) income before taxes	(65)	86
Income tax benefit (expense)	26	(34)
(Loss) income, net of tax benefit	(39)	52

    Host Communications, Inc.; Pinnacle Sports Production, LLC

On September 28, 2007 the Company committed to a plan to sell Host and Pinnacle comprising its Collegiate Marketing and Association Management businesses. During the first quarter ended September 30, 2007 the Company recorded a goodwill impairment charge of $23.7 million to reduce the carrying value of these businesses to fair value less cost to sell.

On November 15, 2007 the Company completed its sale of Host Pinnacle comprising its Collegiate Marketing and Association Management businesses for. The gross sales price was $74.3 million with $67.9 received at closing and $1.4 million held in escrow subject to working capital settlement provisions and $5.0 million held in escrow subject to indemnity settlement provisions. The Company has recorded a $5.1 receivable in other long term assets, of which $0.1 relates to the working capital settlement provisions and $5.0 relates to the indemnity provisions, as management believes the probability of collecting these amounts from escrow is highly probable.

Summary operating results for Host and Pinnacle were as follows (amounts in thousands):

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2007
Operating revenues	$33,615	$21,164
Income before taxes	3,619	(174)
Income tax expense	(4,059)	(19,612)
Loss, net of tax	(440)	(19,786)

	Six Months Ended December 31, 2006	Six Months Ended December 31, 2007
Operating revenues	$49,148	$39,147
Income (loss) before taxes	3,908	(24,398)
Income tax expense	(4,107)	(19,400)
Income (loss), net of tax	(199)	(43,798)

The assets and liabilities of discontinued operations primarily represent the assets and liabilities of Host and Pinnacle. Included in current liabilities are accrued expenses related to the discontinued operations of Graylink of $333, and the assets and liabilities of discontinued operations at June 30, 2007 are as follows:

June 30, 2007
Current assets	$9,805
Property & equipment, net	5,665
Goodwill	69,329
Definite lived intangibles	18,264
Other non-current assets	12,054
Current liabilities	22,356
Non-current liabilities	3,215

The liabilities of discontinued operations at December 31, 2007 primarily consisted of $152 of accrued expenses associated with Graylink.

NOTE 6 – PREFERRED STOCK

As of December 31, 2007, 20,890 shares of our series A redeemable, convertible preferred stock (which we refer to as Series A Preferred Stock) were outstanding, having an aggregate face value of $20.9 million and a carrying value of $17.3 million at December 31, 2007, all of which are convertible into shares of our common stock (a) at the holder’s option, at any time after December 30, 2006, or (b) at our option, upon a change of control or liquidation event at a conversion price equal to a 40% premium above $16.54 per share. Each holder of the Series A Preferred Stock is entitled to receive dividends at an annual rate of $40 per share in cash or in additional shares of Series A Preferred Stock, at our option. We currently do not anticipate that cash dividends will be paid for the foreseeable future. The liquidation and redemption price of the Series A Preferred Stock is $1,000 per share and dividends are cumulative. We have the option to redeem the Series A Preferred Stock at any time after December 30, 2010 at the liquidation value, which includes accrued dividends, but in any case we are required to redeem all outstanding shares of Series A Preferred Stock on or prior to August 2, 2020. As of December 31, 2007, all outstanding shares of Series A Preferred Stock were held by Mr. J Mack Robinson, who also beneficially owns approximately 10% of our outstanding common stock.

As of December 31, 2007, 6,050 shares of our series B convertible preferred stock (which we refer to as Series B Preferred Stock) were outstanding, having an aggregate face value of $6.1 million and a carrying value of $4.6 million at December 31, 2007, all of which are convertible into shares of our common stock at our option, upon a change of control or liquidation event at a conversion price equal to a 40% premium above $16.54 per share. The holder of the Series B Preferred Stock is entitled to receive dividends at an annual rate of $60 per share in cash or in additional shares of Series B Preferred Stock, at our option. We currently do not anticipate that cash dividends will be paid for the foreseeable future. The liquidation and redemption price of the Series B Preferred Stock is $1,000 per share and dividends are cumulative. We have the option to redeem the Series B Preferred Stock at any time after December 31, 2010 at the liquidation value, which includes accrued dividends, but in any case we are required to redeem all outstanding shares of Series B Preferred Stock on or prior to August 2, 2021. As of December 31, 2007, all shares of Series B Preferred Stock were held by Mr. Robinson.

All shares of preferred stock rank, as to payment of dividends and as to distribution of assets upon liquidation or dissolution of our Company, on a parity with all other currently issued preferred stock and any preferred stock issued by us in the future, and senior to our currently issued common stock and common stock issued in the future. The difference between the carrying value and face value of each series of preferred stock will be accreted using the interest method through the applicable mandatory redemption date of the series of preferred stock. Accordingly, for the three and six months ended December 31, 2007, accretion in the amount of approximately $63 and $126 was recognized as a component of Series A Preferred Stock dividends accrued, respectively and $113 and $227 was recognized as interest expense related to Series B Preferred Stock, respectively.

NOTE 7 – OTHER COMPREHENSIVE INCOME (LOSS)

A reconciliation of net income (loss) to comprehensive income (loss) follows (amounts in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2007	2006	2007
Net income (loss)	$689	$(24,734)	$(56)	$(50,956)
Other comprehensive income (loss), change in the valuation of an interest rate swap agreement, net of tax	57	(525)	(397)	(843)

Comprehensive income (loss)	$746	$(25,259)	$(453)	$(51,799)

We entered into an interest rate swap agreement in February 2006, effective June 6, 2006, to manage our debt profile. Changes in the value of this interest rate swap agreement, as determined by the interest rates as of the beginning and end of each reporting period, results in comprehensive income or loss during the life of the swap agreement.

NOTE 8 – EMPLOYEE BENEFIT PLANS

Stock Options and Other Equity Compensation Plans – In November 2005, we adopted our 2005 Long Term Incentive Plan, referred to as the 2005 Incentive Plan. We have reserved 1.0 million shares of our common stock under the 2005 Incentive Plan for the issuance of stock options, restricted stock awards, stock appreciation rights and performance awards, pursuant to which certain options were granted. The terms and conditions of such awards are determined at the sole discretion of our board of directors or a committee designated by the Board to administer the plan. We provide previously unissued shares of our common stock to a participant upon a participant’s exercise of vested options. Of the 1.0 million shares authorized, approximately 0.3 million shares are available for future grants as of December 31, 2007.

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

In accordance with SFAS 123(R), we recognized non-cash share-based compensation expenses as follows (amounts in thousands):

	Three Months Ended December 31, 2007	Six Months Ended December 31, 2007
Non-Cash Share-Based Compensation Expense
Stock Options	$117	$180
Restricted Stock	106	211

Non-Cash Stock Compensation Expense	$223	$391

	Three Months Ended December 31, 2006	Six Months Ended December 31, 2006
Non-Cash Share-Based Compensation Expense
Stock Options	$92	$186
Restricted Stock	14	27

Non-Cash Stock Compensation Expense	$106	$213

The non-cash share-based compensation expenses were based on the fair values of the stock options and restricted stock. For the three and six months ended December 31, 2007, the expense was included in the unaudited consolidated statements of operations as corporate and administrative expenses. These expenses exclude restricted stock charges recorded in discontinued operations. See below for further disclosure.

We value stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. In determining the expected term, we separate groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations. The option-pricing model requires the input of highly subjective assumptions, such as those listed below. The volatility rates are based on historical stock prices. The expected life of options granted are based on historical data, which, as of December 31, 2007 is a partial option life cycle, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards.

The fair values of options granted were estimated on the date of grant using the following assumptions:

Grant Date	Weighted Average Expected Volatility	Expected Life (Years)	Expected Dividend Yield	Risk-Free Interest Rate
4/27/2006	33.6%	5.75	0%	4.79%
11/29/2006	33.6%	5.75	0%	4.51%

The strike price of options granted April 27, 2006 and November 29, 2006 were $5.43 and $6.90, respectively. The weighted-average grant date fair value of options granted April 27, 2006 and November 29, 2006 were $2.25 and $2.79 per share, respectively. Shares granted April 27, 2006 vest 33% annually as of each June 30 from June 30, 2007 through 2009. Shares granted November 29, 2006 vest 33% annually as of each November 29 from November 29, 2007 through 2009. As of December 31, 2007, there was approximately $0.1 million in non-cash share-based compensation cost related to non-vested awards not yet recognized in our consolidated statements of operations. This cost is expected to be recognized over a weighted-average period of 1.1 years. For the three months ending December 31, 2007, 119,680 shares were forfeited, and no options were exercised.

As a result of the Merger and the resulting exchange of options to purchase Bull Run common stock for options to purchase shares of our common stock, certain of our employees hold options to acquire shares of our common stock at exercise prices ranging from $40.14 to $1,513.85 per share. All of these options were fully vested as of the date of the Merger. As of December 31, 2007, options for 4,057 shares were outstanding, having a weighted average exercise price of $446.58 per share and a weighted average remaining life of 3.9 years. During the three and six months ended December 31, 2007, options for 169 and 0 shares, respectively, were forfeited having weighted average exercise prices of $164.67 per share.

In connection with the grant of restricted stock, the fair market value of our common stock on the date the awards were granted, net of expected forfeitures, represents unrecognized deferred share-based compensation, which is being amortized on a straight-line basis over the probable vesting periods of the underlying awards. In February 2006, each of the seven members of our board of directors received an award of 5,000 shares of our common stock, subject to a vesting schedule whereby 1,000 shares vest annually as of each December 31 from December 31, 2006 through 2010. On February 21, 2007, pursuant to an employment agreement with our Chief Executive Officer, 120,000 shares of restricted stock were granted to Thomas J. Stultz subject to a vesting schedule whereby 30,000 shares vest annually as of each February 21 from February 21, 2008 through 2011 and 55,000 shares of restricted stock were granted on July 1, 2007 which will vest on February 21, 2012. On November 15, 2007 the Company and Tom Stultz entered into a severance and consulting agreement. Accordingly, the Company recorded a $1.3 million charge to discontinued operations to account for the accelerated vesting of the restricted stock previously granted. This agreement also contained other provisions in which the Company has recognized a current period expense in the statement of operations, namely cash compensation in the amount of $0.6 million of which $0.5 million remains unpaid and accrued at December 31, 2007. The accrual amount will be paid on a bi-weekly basis through September 2008. As of December 31, 2007, $0.1 million of share based compensation expense related to restricted stock remains to be amortized. This remaining cost is expected to be recognized over a weighted average period of 3.4 years.

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

Total contributions under the TCM 401k Plan following the Spin-off, recorded by us as a non-cash expense, totaled approximately $0.1 million and $0.2 million for the three and six months ended December 31, 2007.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

All references to “we,” “us,” or “our” refer to the consolidated businesses. For information related to the Spin-Off and Merger, refer to Note 1 to the condensed and consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

Following the consummation of the Merger on December 30, 2005, we were comprised of the Newspaper Publishing and Wireless segments formerly owned and operated by Gray, plus the Collegiate Marketing and Production Services segment and Association Management Services segment acquired in the Merger, both of which are operated by a wholly owned subsidiary, Host Communications, Inc., or Host.

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

We sold our Wireless business, operated as GrayLink, LLC, on June 22, 2007. In addition, we sold Host and Pinnacle Sports Productions, LLC, or Pinnacle, on November 15, 2007 comprising our Collegiate Marketing and Association Management businesses. Accordingly, we have reclassified the results of operations and financial position of these segments to discontinued operations in this Form 10-Q.

Industry-wide, newspaper subscriber circulation levels have been slowly declining. From December 31, 2006 to December 31, 2007, our aggregate daily circulation has declined approximately 5.6%.

Our Newspaper Publishing operations’ primary operating expenses are employee compensation, related benefits and newsprint costs. Our Newspaper Publishing operations have experienced significant variability in its newsprint costs in recent years. Historically, for the newspaper publishing industry, the price of newsprint has been cyclical and volatile. The industry average price for the three and six months ended December 31, 2007 was $568 and $669 per metric ton, respectively. Prices fluctuate based on factors that include both foreign and domestic production capacity and consumption. Price fluctuations can have a significant effect on our results of operations. We seek to manage the effects of increases in prices of newsprint through a combination of technology improvements, page width and page count reductions, inventory management and advertising and circulation price increases. In addition, newspaper production costs are variable based on circulation and advertising volumes.

Amounts are in thousands, except share and per share data.

Revenues

Set forth below are the principal types of revenues derived by our operations for the three and six months ended December 31, 2006 and 2007 and the percentage contribution of each to our total revenues (dollars in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2006		2007		2006		2007
	Amount	%	Amount	%	Amount	%	Amount	%
Publishing:
Retail	$7,696	59.1%	$7,167	57.5%	$13,942	55.8%	$13,411	54.9%
Classifieds	3,831	29.4%	3,710	29.7%	8,108	32.4%	7,842	32.1%
Circulation	1,087	8.4%	1,213	9.7%	2,185	8.7%	2,415	9.9%
Other	401	3.1%	393	3.1%	765	3.1%	773	3.1%

Total Revenues	$13,015	100.0%	$12,483	100.0%	$25,000	100.0%	$24,441	100.0%

Results of Operations

Three and Six Months Ended December 31, 2007 compared to Three and Six Months Ended December 31, 2006

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements for the three and six months ended December 31, 2006 and 2007, which are contained herein.

Revenues. Total revenues for the three months ended December 31, 2007 decreased from approximately $13.0 million for the three months ended December 31, 2006 to approximately $12.5 million. For the six months ended December 31, 2007, total revenues decreased to $24.4 million from $25 million for the six months ended December 31, 2006. Decreases for both the three and six month periods can be attributed to four areas of advertising. Retail spending has been decreased and in some cases completely cut by several major advertisers resulting in a decrease of 5% for the six-month period ended December 31, 2007. The real estate and automotive sectors have significantly cut their advertising spending (24% and

29%, respectively). Help wanted advertising has also decreased 18%. The decreases were partially offset by an increase in legal advertising (36%) due to the continued increase in home foreclosures. Such differences have been primarily attributable to the current nationwide economic conditions.

Operating expenses. Operating expenses for the three months ended December 31, 2007 decreased from approximately $8.8 million for the three months ended December 31, 2006 to approximately $8.4 million. For the six months ended December 31, 2007, operating expense decreased to approximately $17.0 million from $17.4 million for the six months ended December 31, 2006.

Newsprint expenses decreased 31% to approximately $1.1 million for the three months ended December 31, 2007 and 25% to approximately $2.4 million for the six months ended December 31, 2007. Total usage was approximately 2,500 and 2,250 metric tons for the three months ended December 31, 2006 and 2007, respectively, and 5,300 and 4,800 metric tons for the six months ended December 31, 2006 and 2007, respectively. Our average cost of newsprint has declined from $645 per metric ton used during the three months ended December 31, 2006 to $523 per metric ton used during the three months ended December 31, 2007. The decrease in tonnage is primarily attributable to the decrease in advertising revenue.

Newspaper Publishing payroll expenses decreased 5% and 2% to approximately $3.8 million and $7.6 million for the three and six months ended December 31, 2007, respectively, compared to the comparable periods in the prior year, primarily due to reduced compensation due to reduced personnel. We also approved bonuses in 2006 when we transitioned from a calendar year to a fiscal year.

Newspaper Publishing transportation service costs, which are primarily outsourced, increased 8% and 18% to approximately $1.3 million and $2.7 million in the three and six months ended December 31, 2007, respectively, compared to approximately $1.2 million and $2.3 million for the three and six months ended December 31, 2006, respectively. The increase is primarily due to a change in the circulation pay process at the Albany Herald. Prior to January 2007 Albany carriers purchased papers for delivery at a wholesale rate from the Herald, resulting in lower revenue and expense recognition. Subsequently, the paper now recognizes a retail rate in revenue and expense based on a rate per number of papers delivered. It also reflects general increases in fuel costs, which resulted in higher rates paid to independent contractors.

Corporate and administrative expenses for the three months ended December 31, 2007 were approximately $1.2 million compared to $1.3 million for the comparable period last year. The reduction was primarily due to reduction in staffing and general corporate expenses in connection with the sale of Host. For the six months ended December 31, 2007 corporate and administrative expenses were $2.5 million compared to expenses for the six months ended December 31, 2006 of approximately $2.4 million. This increase was due primarily to an increase in non-cash share-based compensation and corporate legal fees partially offset by the reduction in corporate staffing and expenses in connection with the sale of Host.

Depreciation of property and equipment totaled approximately $0.3 million and $0.6 million for the three and six months ended December 31, 2007, respectively, compared to approximately $0.3 million and $0.6 million for the three and six months ended December 31, 2006, respectively.

Amortization expense in connection with definite-lived intangible assets was approximately $0.1 million and $0.3 million during the three and six months ended December 31, 2007, respectively, and approximately $0.1 million and $0.3 million during the three and six months ended December 31, 2006, respectively.

Interest expense. Interest expense for the three and six months ended December 31, 2007 was approximately $3.1 million and $6.7 million, respectively. Interest expense incurred in connection with our Credit Facilities was approximately $3.4 million and $6.7 million for the three and six months ended December 31, 2006, respectively. Interest expense related to our Series B preferred stock, a noncash expense, was approximately $0.1 million and $0.2 million for same periods, respectively.

Debt issue cost amortization. Amortization of costs incurred in connection with our Credit Facilities (as defined herein) were approximately $0.3 million and $0.6 million for the three and six months ended December 31, 2007, respectively, compared to $0.3 million and $0.6 million for the three and six months ended December 31, 2006, respectively. Such costs are being amortized over four years.

Income tax expense. For the three and six months ended December 31, 2007, income tax expense was approximately $2.6 million. The effective tax rate was approximately (253%) and (80%) for the three and six months ended December 31, 2007, respectively. Income tax benefit was approximately $2,372 and $3,018 for the three and six months ended December 31, 2006, respectively. The effective tax rate for the three and six months ended December 31, 2006 was approximately 71% and 105%, respectively. We currently believe our effective income tax rate for the year ending June 30, 2008, or fiscal 2008, will be approximately (80)%, excluding potential effects of changes in judgments as to the potential realization of deferred tax assets and state income tax adjustments. Income before income taxes is estimated based on expected operating performance which may vary from actual operating performance. As a result, our effective tax rate for our fiscal year may vary significantly from the effective tax rate for the three and six months ended December 31, 2007.

This negative effective tax rate was caused predominantly by the sale of Host and Pinnacle, which was accounted for as a loss for GAAP accounting purposes but a gain for tax purposes. The main component of this difference was related to goodwill at Host and Pinnacle, which had a book basis for GAAP but no tax basis. Another significant factor contributing to the negative tax rate this quarter was the increase in the valuation allowance of $5.8 million to fully reserve our net deferred tax assets.

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence was considered in judging the likelihood of realizing tax benefits. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses are one of the most difficult pieces of negative evidence to overcome in the absence of sufficient existing orders and backlog. During the second quarter of fiscal 2008, it became evident that our forecasts without Host and Pinnacle would not meet previously calculated projections. That, combined with recent cumulative net losses, represented sufficient negative evidence that was difficult for positive evidence to overcome under the evaluation guidance of SFAS No. 109. As a result, we concluded that was appropriate in the second quarter of fiscal 2008 to establish a full valuation allowance for our net deferred tax assets. The effect was to reverse the benefit of net deferred tax assets that were generated in prior years. These tax benefits will be available, prior to the expiration of carryforwards, to reduce future income tax expense resulting from earnings or increases in deferred tax liabilities. During the 2nd quarter of fiscal 2008, we recorded a noncash charge of $5.8 million to provide a full valuation allowance on our net deferred tax assets.

Net loss available to common shareholders. Our net loss available to common shareholders of approximately $51.5 million for the six months ended December 31, 2007 reflects the loss incurred in the sale of Host and Pinnacle, and the valuation allowance associated with deferred tax assets.

Liquidity and Capital Resources

General

The following tables present data that we believe is helpful in evaluating our liquidity and capital resources (amounts in thousands):

	Six Months Ended December 31,
	2006	2007
Net cash provided by continuing operations	$2,449	$10,016
Net cash used in discontinued operations	(4,613)	(21,243)
Net cash (used in) provided by operating activities	(2,164)	(11,227)
Net cash used in continuing operations	(358)	(42)
Net cash (used in) provided by discontinued operations	(6,433)	67,152
Net cash (used in) provided by investing activities	(6,791)	67,110
Net cash provided by continuing operations	9,648	(55,868)
Net cash used in discontinued operations	0	0
Net cash provided by (used in) financing activities	9,648	(55,868)

Net increase in cash and cash equivalents	$693	$15

	June 30, 2007	December 31, 2007
Cash and cash equivalents	$166	$181
Long-term debt, including current portion	$124,770	$68,903

Six Months Ended December 31, 2007 compared to Six Months Ended December 31, 2006

Net cash used in operating activities decreased approximately $9.1 million, compared to approximately $2.2 million, primarily due to the goodwill impairment charge associated with the sale of Host and Pinnacle, offset by the valuation allowance associated with the deferred tax assets. Other receivables increased $5.1 million due to the escrow amount associated with the sale of Host and Pinnacle, and the Company incurred income taxes payable and accrued interest of $2.6 million and $1.4 million for the six months ended December 31, 2007.

Net cash provided by investing activities increased approximately $73.9 million, compared to $6.8 million primarily due to the sale proceeds from Host and Pinnacle.

Net cash used in financing activities decreased approximately $65.5 million due to $66.0 million paid on the First Senior Term Loan (as defined herein), partially offset by net borrowings on the revolving line of credit of $10.1 million. See Note 3 to the condensed and consolidated financial statements of this quarterly report on Form 10-Q for further discussions.

Off-Balance Sheet Arrangements

We have various operating lease commitments for equipment and real estate used for office space and production facilities.

We may use interest rate swap agreements to convert some of our variable rate debt to a fixed rate basis, thus hedging against interest rate fluctuations. These hedging activities may be transacted with one or more highly rated institutions, reducing the exposure to credit risk in the event of nonperformance by the counterparty to the swap agreement. In February 2006, we entered into an interest rate swap agreement effective in June 2006 and terminating in March 2009. Under the agreement, we have converted a notional amount of $60 million of floating rate debt (currently bearing interest at LIBOR plus the currently applicable margin of 3.50%) to fixed rate debt, bearing interest at 5.05% plus the applicable margin.

Contractual Obligations as of December 31, 2007 (amounts in thousands):

(Dollars in thousands)	Payment Due by Period
Contractual Obligations	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Long-term debt obligations	$68,903	$18,575	$50,328	$—	$—
Interest obligations (1)	23,456	7,834	15,622	—	—
Operating lease obligations (2)	1,956	243	722	611	380

	$94,315	$26,652	$66,672	$611	$380

(1)	Interest obligations assume the LIBOR rate in effect as of December 31, 2007, as adjusted for the fixed interest rate under the interest rate swap agreement for the period during which the interest rate swap agreement will be effective. Interest obligations are presented through the maturity dates of each component of the credit facilities.
(2)	Operating lease obligations represent payment obligations under non-cancelable lease agreements classified as operating leases and disclosed pursuant to Statements of Financial Accounting Standards No. 13, “Accounting for Leases”, as may be modified or supplemented. These amounts are not recorded as liabilities as of the current balance sheet date. Operating lease obligations are presented net of future receipts on contracted sublease arrangements totaling approximately $2.0 million as of December 31, 2007.
(3)	Purchase obligations primarily consist of future guaranteed rights fee commitments to associations or institutions under contractual arrangements of typically three to ten years, which expire at varying times through 2019.

Dividends on Series A Preferred Stock and Series B Preferred Stock are payable annually at an annual rate of $40 and $60 per share, respectively, in cash or issuance of the respective preferred stock, at our option. If we were to fund dividends accruing during the twelve months ending December 31, 2007 in cash, the total obligation would be approximately $1.2 million based on the number of shares of Series A and Series B Preferred Stock outstanding as of December 31, 2007.

We currently anticipate that the cash requirements for capital expenditures, operating lease commitments and working capital with respect to the Newspaper Publishing business over the next few years will be generally consistent, in the aggregate, with historical levels and would likely be funded from cash provided by operating activities. In the aggregate, total capital expenditures are not expected to exceed $0.5 million for the twelve months ending December 31, 2008.

On December 30, 2005, we entered into a senior secured credit facility, with Wachovia Bank, National Association (“Wachovia”), among others, for debt financing in an aggregate principal amount of up to $140 million, consisting of a 4-year $20 million revolving credit facility (the “First Lien Revolving Credit Facility”), a 4.5-year $90 million first lien term loan (the “First Lien Term Loan Facility” and, together with the First Lien Revolving Credit Facility, the “First Lien Credit Facility”) and a 5-year $30 million second lien term loan (the “Second Lien Credit Facility” and, together with the First Lien Credit Facility, the “Credit Facilities”). The interest rate is based on the bank lender’s base rate (generally reflecting the lender’s prime rate) or LIBOR plus in each case a specified margin, and for revolving and First Lien Term Loan Facility advances, the margin is based upon our debt leverage ratio as defined in the agreement. On September 18, 2006, we amended the Credit Facilities in conjunction with our acquisition of Pinnacle. Pursuant to the amendment, amounts under the First Lien Revolving Credit Facility may be borrowed, repaid and reborrowed by us from time to time until maturity. Interest for borrowings under the First Lien Revolving Credit Facility was based, at our option, on either (a) 2.25% per annum plus the higher of (1) the prime rate of interest announced or established by Wachovia from time to time and (2) the Federal funds rate plus 0.50% per annum (the “Base Rate”) or until amended on February 15, 2008 (b) 3.25% per annum plus the applicable London Interbank Offered Rate (“LIBOR”) rate for Eurocurrency borrowings. Until amended on February 15, 2008 interest for borrowings under the First Lien Term Credit Facility was based, at our option, on either (a) 2.50% per annum plus the higher of (1) the prime rate of interest announced or established by Wachovia from time to time, and (2) the Federal funds rate plus 0.50% per annum (the “Base Rate”) or (b) 3.25% per annum plus the applicable LIBOR rate for Eurocurrency borrowings. Interest for borrowings under the Second Lien Credit Facility was based upon (a) 8.50% per annum above the Base Rate or (b) 9.50% per annum above the applicable LIBOR rate for

Eurocurrency borrowings, subject to adjustment based on our credit ratings assigned by Standards & Poors and Moody’s. As of December 31, 2007, the interest rates on the First Lien Term Loan Facility and the Second Lien Term Loan Facility, were approximately 8.4% and 14.4%, respectively.

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

With the consummation of the Merger and the refinancing on February 15, 2008, the cash required to service the anticipated debt described above increased substantially. The First Lien Term Loan Facility requires amortization of $0.3 million per quarter. We expect future amortization to increase as a result of the $0.5 incurred refinancing the credit facility on February 15, 2008. We are currently analyzing the effects this amendment will have on our capitalized debt costs. Aggregate interest expense on the First Lien Term Loan Facility and the Second Lien Term Loan Facility is currently anticipated to initially be approximately $7.0 million to $8.0 million per year. The cash required to service the debt is currently expected to be funded from cash generated by operating activities. We have access to the $20 million First Lien Revolving Credit Facility to support cash liquidity needs, subject to debt leverage ratio requirements tested as of the end of each quarterly period. At December 31, 2007, our term loans were fully funded and $18.9 million was borrowed under the revolving credit facility, of which there was $1.1 available under the revolving credit facilities. At present time, we do not anticipate that operating cash flows will be sufficient to pay the remaining term facilities, as they become due in 2009 and 2010. See further discussion in Working Capital and Liquidity below.

On November 9, 2007, we entered into the third amendment to our Credit Facilities due, in part, to our failure to meet our financial covenants. Pursuant to the amendments, our lenders agreed to temporarily suspend, on a retroactive basis, the requirement for us to comply with all financial covenants contained therein for the period September 30, 2007 through November 15, 2007. Subsequent to the consummation of the Host and Pinnacle transactions, we were required to remain in compliance with our leverage covenants. We were in compliance with our covenants as of December 31, 2007, however, our forecasts indicated that we would not be in compliance with future covenants and accordingly, we sought to further amend our covenants.

On February 15, 2008, we executed our Fourth Amendment to the First Lien Term Loan Facility, Pursuant to these amendments, borrowings associated with Base Rate and Eurodollar advances will be charged interest at rates of 4.50% and 5.50% per annum, respectively, provided that the Base Rate and Eurodollar Rate cannot fall below 4.00% and 3.00%, respectively. The amendments also provided for a reduction in the First Lien Leverage, Leverage, Fixed Charge Coverage, and Interest Coverage Ratios for each quarter ending through September 30, 2009. Capital expenditures cannot exceed $500,000 for any four consecutive quarters. We currently anticipate meeting our future covenants based on our current forecasts.

On February 15, 2008, we executed our Fourth Amendment to the Second Lien Credit Facility, Pursuant to these amendments, borrowings associated with Base Rate and Eurodollar advances will be charged interest at rates of 11.00% and 12.00% per annum, respectively, provided that the Base Rate and Eurodollar Rate cannot fall below 4.00% and 3.00%, respectively. The amendments also provide for a reduction in the Leverage Ratio for each quarter ending through September 30, 2009. Capital expenditures cannot exceed $500,000 for any four consecutive quarters. We currently anticipate meeting our future covenants based on our current forecasts.

Working Capital and Liquidity

As of December 31, 2007, the deficit in working capital of approximately $21.0 million is approximately $102.9 million lower than the working capital of approximately $81.9 million as of June 30, 2007. The decrease is primarily due to the reduction of net current assets as a result of the sale of Graylink and Host and Pinnacle along with the remaining payment terms of our debt instruments. While our balance sheet indicates we have negative working capital of $21.0 million, approximately $18.6 million of the deficit relates to the line of credit. This is classified as current due to its subjective acceleration clause; however, at this time we do not expect we will need to settle this liability until its maturity in 2009. Furthermore, our interest rate hedge liability in the amount of $0.8 million is not reasonably expected to be settled within the next year. Thus, we expect our operating cash flow to provide adequate sources of capital to fund our working capital needs. However, we do not anticipate having adequate cash on hand to satisfy our debt obligations as they become due in 2009 and 2010. In order to meet these obligations, we will be required to restructure our credit facilities or refinance with another lender. Should we be unsuccessful in renegotiating these facilities, we will need to derive capital from alternate sources which may include any of the following: public equity offering, private placement, the issuance of additional shares or preferred stock or other means not yet identified. No absolute assurances can be made that we will be successful in these efforts.

We entered into the fourth amendment to our credit facilities in 2007 to ensure our future compliance with covenants. We expect the fees for this amendment to be $500,000 which will adversely affect our working capital situation in the third quarter. As disclosed above, the amendment increased our interest rates, provided further limits on capital expenditures and reset our covenant compliance thresholds to better match our projected forecasts and budgets. The amendment did not change the maturity dates of our credit facility.

Certain Relationships

Insurance Contract with Georgia Casualty & Surety Co. – We obtained certain workers’ compensation insurance coverage under an insurance contract with Georgia Casualty & Surety Co., which is a wholly owned subsidiary of Atlantic American Corporation, a publicly traded company in which J. Mack Robinson (a significant shareholder of our Company) and certain of his affiliates have a substantial ownership interest, and a company of which Hilton H. Howell, a member of our board of directors and Mr. Robinson’s son-in-law, is an executive officer. For the three and six months ended December 31, 2007, our workers’ compensation insurance expense attributable to our insurance contract with Georgia Casualty was approximately $10 and $30 respectively.

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

Valuation and Impairment Testing of Intangible Assets

In accordance with Statement of Financial Accounting Standards, (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we do not amortize goodwill and certain intangible assets with indefinite useful lives. Instead, SFAS 142 requires that we review goodwill and intangible assets deemed to have indefinite useful lives on at least an annual basis. We perform our annual impairment review during the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate that such assets might be impaired.

Intangible assets are comprised of goodwill that is required to be considered an indefinite-lived asset. Other separately identified definite-lived intangible assets include customer relationships, trademarks and tradenames. These assets are being amortized over their estimated useful lives. Customer relationships are amortized using the straight-line method over a period of 5 to 15 years, based on the estimated future economic benefit. Trademarks and tradenames are being amortized over 6 and 15 years, respectively, using a straight-line method, which approximates the estimated future economic benefit. For the three and six months ended December 31, 2007, we recorded amortization expense of $0.1 million and $0.3 million, respectively, in connection with our definite-lived intangible assets.

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

For purposes of testing goodwill impairment, each of the Gwinnett Daily Post, Rockdale/Newton Citizen, and the Jonesboro Group are each considered a separate reporting unit. There is no recorded goodwill associated with the Albany Herald.

We recorded a goodwill impairment charge of $23.7 million to reduce the carrying value of the Host and Pinnacle businesses to fair value less cost to sell during the first quarter of fiscal year 2008.

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

Goodwill and intangibles, net of accumulated amortization, were approximately $25.4 million as of June 30, 2007 and $25.1 million as of December 31, 2007, of which, goodwill was approximately $18.4 million as of each date, respectively. The carrying value of goodwill and acquired intangibles, net of accumulated amortization, represented approximately 53% of our total assets as of December 31, 2007.

Deferred Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on certain deferred tax assets if it is more likely than not that some or all of these deferred tax assets will not be realized. We do not anticipate that all of our available net operating loss carryforward amounts for tax purposes obtained in the Merger will ultimately be realized, due to their expiration or other limitations on utilization. As a result, as of December 31, 2007, we have recognized a full valuation allowance on our net operating loss as well as all of our other net deferred tax assets. If and when we revise our estimate of the benefit expected to be derived from the net operating loss and other net deferred tax assets, the valuation allowance may be modified. Increases in the valuation allowance could increase the tax provision or decrease the tax benefit recognized in the period of the change in estimate. The net operating loss carryforwards for federal tax purposes begin to expire in 2018.

SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) requires that a valuation allowance be established when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence was considered in judging the likelihood of realizing tax benefits. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses is one of the most difficult pieces of negative evidence to overcome in the absence of sufficient existing orders and backlog (versus forecasted future orders) supporting a return to profitability. During the second quarter of fiscal 2008, it became evident that our forecasts and profitability would not meet previously calculated projections. This lessened the weight that we could assign to future prospects for returning to consistent profitability. That, combined with recent cumulative net losses, represented sufficient negative evidence that was difficult for positive evidence to overcome under the evaluation guidance of SFAS No. 109. As a result, we concluded that is was appropriate in the second quarter of fiscal 2008 to establish a full valuation allowance for our net deferred tax assets. The effect was to reverse the benefit of net deferred tax assets that were recorded in prior years’ financial statements. These tax benefits will be available, prior to the expiration of carryforwards, to reduce future income tax expense resulting from earnings or increases in deferred tax liabilities. During the second quarter of fiscal 2008, we recorded a noncash charge of $5.8 million to provide a full valuation allowance for net deferred tax assets.

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

Recent Accounting Pronouncements

The Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on July 1, 2007. Previously, we had accounted for tax contingencies in accordance with SFAS 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies SFAS No. 109, “Accounting for Income Taxes”, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented.

At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open and determined there were no unrecognized tax benefits for which a liability would be required as of July 1, 2007. There have been no material changes in unrecognized tax benefits since July 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard establishes a framework for measuring fair value and also provides guidance for an expanded set of disclosure requirements related to fair value. We expect to adopt SFAS No. 157 effective for the fiscal year ending June 30, 2009, or fiscal 2009, and are continuing to evaluate the impact of SFAS No. 157 on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 R, “Business Combinations” (“SFAS No. 141 R”). This standard improves the comparability of information that a reporting entity provides in financial reports about a business combination and its effects. SFAS No. 141 R recognizes and measures identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. SFAS No. 141 R also recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We expect to adopt SFAS No. 141 R effective for fiscal 2009.

Interest Rate and Market Rate Risk

We are exposed to changes in interest rates due to our financing of our acquisitions, investments and operations. Interest rate risk is present with both fixed and floating rate debt. Based on our debt profile as of December 31, 2007, a 100 basis point increase in market interest rates would increase interest expense and decrease pretax income (or increase pretax loss) by approximately $0.5 million annually. This amount was determined based on our floating rate debt. This amount does not include the effects of certain potential results of increased interest rates, such as reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in our financial structure that could occur if interest rates were higher.

In February 2006, we entered into an interest rate swap agreement effective in June 2006 and terminating in March 2009. Under the agreement, we converted an initial notional amount of $60 million of floating rate debt (currently bearing interest at LIBOR plus the currently applicable margin) to fixed rate debt, bearing interest at 5.05% plus the applicable margin. We are currently hedging the entire remaining principle of this debt in accordance with our hedge agreement.

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

We carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures performed pursuant to Rule 13a-15 under the Exchange Act. Based on their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Risk Factors

There have not been any material changes in the risk factors disclosed in our Annual Report on Form 10-K for the twelve months ended June 30, 2007 in Part I, Item 1A, Risk Factors, except as otherwise indicated below. You should carefully consider such risk factors (including the risk factor indicated below), any of which, could have a material adverse effect on our financial condition and results of operations.

We may not have adequate cash on hand to satisfy our debt obligations as they become due in 2009 and 2010.

Although we expect our operating cash flow to provide adequate sources of capital to fund our working capital needs, we do not currently have adequate cash on hand to satisfy our debt obligations as they become due in 2009 and 2010. In order to meet these obligations, we will be required to restructure our credit facilities or refinance with another lender. Should we be unsuccessful in renegotiating these facilities, we will need to derive capital from alternate sources which may include any of the following: public equity offering, private placement, the issuance of additional shares or preferred stock or other means not yet identified. No absolute assurance can be made that we will be successful in these efforts.

Item 2. - Submission of Matters to a Vote of Security Holders

(a)	The Company held its 2007 Annual Meeting of Shareholders on November 28, 2007.

(b)	The following matters were voted upon at the meeting:

(i)	The first item considered was the election of our six directors to serve on our Board of Directors until the 2008 annual meeting of shareholders, and the results of such voting were as follows:

Nominees	Votes For	Withheld
Robert S. Prather	4,878,057	2
Gerald N. Agranoff	4,870,740	7,319
James W. Busby	4,870,732	7,327
Hilton H. Howell, Jr.	4,877,961	98
Monte C. Johnson	4,870,140	7,919
George E. “Nick” Nicholson	4,877,550	500

(ii)	The second item considered was a proposal to ratify BDO Seidman, LLP as our independent auditor for fiscal 2008, which was approved with 4,970,153 shares voted in favor of such proposal, 1,614 shares voted against such proposal, and holders of 1,517 shares abstaining.

Item 3. Exhibits

Exhibit 31.1	Rule 13 (a) – 14(a) Certificate of Chief Executive Officer

Exhibit 31.2	Rule 13 (a) – 14(a) Certificate of Chief Financial Officer

Exhibit 32.1	Section 1350 Certificate of Chief Executive Officer

Exhibit 32.2	Section 1350 Certificate of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPLE CROWN MEDIA, INC.

Date: February 19, 2008	by:	/s/ MARK G. MEIKLE
Mark G. Meikle
Executive Vice President and Chief Financial Officer