Form 10-Q
period 2008-03-31
Triple Crown Media, Inc.
filed 2008-05-14
CIK 1333291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended March 31, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from              to             .

Commission file number 000-51636

Triple Crown Media, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3012824
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

725 Old Norcross Rd, Lawrenceville, Georgia	30045
(Address of principal executive offices)	(Zip code)

(770) 338-7351

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐         Accelerated filer  ☐

Non-accelerated filer  ☒         Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.001 par value

5,562,071 shares outstanding as of March 31, 2008

PART I. FINANCIAL INFORMATION

TRIPLE CROWN MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2007	March 31, 2008
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$166	$1,606
Accounts receivable, net	5,123	4,697
Inventories	310	486
Assets associated with discontinued operations	115,117	—
Other receivables	—	5,100
Other current assets	360	705

Total current assets	121,076	12,594

Property and equipment:	22,782	22,709
Accumulated depreciation	(14,848)	(15,530)

Property and equipment, net	7,934	7,179
Goodwill	18,428	18,428
Other intangible assets, net	7,003	6,507
Deferred income taxes	16,584	—
Other assets	3,436	3,281

Total assets	$174,461	$47,989

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$8,492	$19,713
Accounts payable	2,318	2,105
Accrued expenses	3,102	4,757
Accrued Interest	—	1,238
Income taxes payable	—	2,507
Liabilities associated with discontinued operations	24,286	—
Deferred revenue	987	911

Total current liabilities	39,185	31,231
Long-term debt	116,278	50,401
Other liabilities	3,220	3,061
Series B redeemable preferred stock, $.001 par value (authorized 20,000 shares; issued and outstanding 6,050 shares; $6,050 liquidation value)	4,515	4,583

Total liabilities	163,198	89,276

Series A redeemable, convertible preferred stock, $.001 par value (authorized 50,000 shares; issued and outstanding 20,890 shares; $20,890 liquidation value)	17,135	17,325
Commitments and contingencies

Stockholders’ deficit:
Common stock, par value $0.001 (authorized 25,000 shares, issued and outstanding (5,187 and 5,257 shares, respectively)	5	5
Additional paid-in capital	5,128	7,106
Accumulated deficit	(11,134)	(64,131)
Accumulated other comprehensive income (loss), net of tax	129	(1,592)

Total stockholders’ deficit	(5,872)	(58,612)

Total liabilities, preferred stock and stockholders’ deficit	$174,461	$47,989

See notes to condensed consolidated financial statements.

TRIPLE CROWN MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues:	$11,236	$10,892	$36,236	$35,333
Expenses:
Operating expenses before depreciation, amortization
Publishing	8,308	8,376	25,678	25,358
Corporate and administrative	1,797	637	4,191	3,082
Depreciation and amortization	443	486	1,314	1,364

	10,548	9,499	31,183	29,804

Operating income	688	1,393	5,053	5,529

Other expenses:
Interest expense related to Series B preferred stock	(113)	(113)	(339)	(340)
Interest expense, other	(3,395)	(2,349)	(9,858)	(8,872)
Debt issue cost amortization	(300)	(360)	(851)	(1,009)

Loss from continuing operations before income taxes	(3,120)	(1,429)	(5,995)	(4,692)
Income tax expense (benefit)	2,051	768	(967)	3,363

Loss from continuing operations	(5,171)	(2,197)	(5,028)	(8,055)
Income (loss) on sale of discontinued operations, net	—	185	—	(4,061)
Income (loss) from discontinued operations, net	4,596	787	4,397	(40,065)

Net loss	(575)	(1,225)	(631)	(52,181)

Series A preferred stock dividends accrued	(271)	(272)	(813)	(816)

Net loss available to common stockholders	$(846)	$(1,497)	$(1,444)	$(52,997)

Basic per share information:
Loss from continuing operations	$(0.98)	$(0.41)	$(0.96)	$(1.50)
Income (loss) from discontinued operations, net of tax	$0.87	$0.18	$0.84	$(8.23)
Net loss	$(0.11)	$(0.23)	$(0.12)	$(9.74)
Net loss available to common shareholders	$(0.16)	$(0.28)	$(0.28)	$(9.89)

Weighted average shares outstanding	5,268	5,352	5,222	5,360

See notes to condensed consolidated financial statements.

TRIPLE CROWN MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Nine Months Ended March 31,
	2007	2008
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(631)	$(52,181)
Income (loss) on discontinued operations	4,397	(44,126)

Income (loss) from continuing operations	(5,028)	(8,055)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,165	2,373
Interest accrued on redeemable preferred stock	339	340
Loss on disposal of assets, net	58	213
Stock compensation expense	327	432
Issuance of common stock to 401(k) plan	323	234
Deferred income taxes	(2,835)	16,584
Changes in operating assets and liabilities:
Accounts receivable	(180)	1,738
Inventories	262	(176)
Other current assets	270	(5,445)
Accounts payable and accrued expenses	(305)	(3)
Accrued income taxes	(32)	2,507
Deferred revenue	(42)	(76)
Other assets and liabilities	56	(453)

Net cash provided by continuing operations	(4,622)	10,213
Net cash provided by (used in) discontinued operations	11,573	(20,447)

Net cash provided by (used in) operating activities	6,951	(10,234)
Investing activities:
Purchases of property and equipment	(373)	(361)
Proceeds from asset sales	15	35

Net cash used in continuing operations	(358)	(326)
Net cash (used in) provided by discontinued operations	(9,458)	67,152

Net cash (used in) provided by investing activities	(9,816)	66,826

Financing activities:
Net proceeds from borrowings on revolving line of credit	18,150	11,221
Dividends paid to stockholders	(124)	64
Net repayments of borrowings on debt	(15,312)	(65,877)
Debt issue costs	—	(560)

Net cash provided by (used in) continuing operations	2,714	(55,152)

Net cash provided by (used in) financing activities	2,714	(55,152)

(Decrease) increase in cash and cash equivalents	(151)	1,440

Cash and cash equivalents, beginning of period	1,111	166

Cash and cash equivalents, end of period	$960	$1,606

See notes to condensed consolidated financial statements.

TRIPLE CROWN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed and consolidated financial statements of Triple Crown Media, Inc., or the Company, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three-month and nine-month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the twelve months ended June 30, 2007.

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

Immediately following the Spin-off, and also on December 30, 2005, Bull Run Corporation was merged into a wholly owned subsidiary of the Company, in a transaction referred to as the Merger. Under the terms of the Merger, each Bull Run common stockholder received .0289 shares of our common stock in exchange for each share of Bull Run common stock owned by the Bull Run common stockholder; holders of Bull Run’s series D preferred stock and a certain holder of Bull Run’s series E preferred stock received shares of our series A redeemable, convertible preferred stock for their shares of Bull Run preferred stock and accrued dividends thereon; certain other holders of Bull Run’s series E preferred stock had their shares redeemed in cash at the liquidation value of those shares; the holder of Bull Run series F preferred stock received shares of our common stock for such holder’s shares of Bull Run preferred stock and accrued dividends thereon; and a significant stockholder of Bull Run who had advanced cash to Bull Run prior to the Merger received shares of our series B redeemable preferred stock in exchange for settlement of Bull Run’s liabilities payable to such holder.

Following the consummation of the Merger on December 30, 2005, the Company was comprised of the Newspaper Publishing and Wireless segments formerly owned and operated by Gray, as well as the Collegiate Marketing and Production Services segment and Association Management Services segment acquired in the Merger, both of which were operated by a wholly owned subsidiary, Host Communications, Inc., or Host.

The Company sold its Wireless business, operated as GrayLink, LLC, or GrayLink, on June 22, 2007. In addition, the Company sold Host and Pinnacle Sports Productions, LLC, or Pinnacle, comprising its Collegiate Marketing and Production Services and Association Management Services businesses on November 15, 2007. Accordingly, the Company has reclassified the results of operations and financial position of these segments to discontinued operations in this Quarterly Report on Form 10-Q. Subsequent to November 15, 2007, the Company’s sole remaining operating segment is comprised of its newspaper publishing businesses.

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

Intangible assets are comprised of goodwill that is required to be considered an indefinite-lived asset. Other separately identified definite-lived intangible assets include customer relationships, trademarks and tradenames. These assets are being amortized over their estimated useful lives. Customer relationships are amortized using the straight-line method over a period of 5 to 15 years, based on the estimated future economic benefit. Trademarks and tradenames are being amortized over 6 and 15 years, respectively, using a straight-line method, which approximates the estimated future economic benefit. For the three and nine months ended March 31, 2008, we recorded amortization expense of $0.2 million and $0.5 million in connection with our definite-lived intangible assets.

We recorded a goodwill impairment charge of $23.7 million to reduce the carrying value of the Host and Pinnacle businesses to fair value less cost to sell during the first quarter of fiscal year 2008.

Accounting for Derivatives – We use interest rate swap agreements to hedge exposure to interest rate fluctuations on our variable rate debt, designating these swaps as cash flow hedges of anticipated interest payments. These hedging activities may be transacted with one or more highly rated institutions, reducing our exposure to credit risk in the event of nonperformance by the counterparty to the swap agreement.

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

The number of shares used to calculate basic earnings per share in the consolidated statements of operations for the three and nine months ended March 31, 2008 was 5,352,230 and 5,359,648, whereas such amount for the three and nine months ended March 31, 2007 was 5,267,769 and 5,222,052. The basis was the weighted average number of shares outstanding for such periods.

Due to the net loss for the three and nine months ended March 31, 2008 and 2007, potentially dilutive stock options, unvested restricted stock and convertible preferred stock would have been anti-dilutive; therefore, diluted earnings per share is equal to basic earnings per share.

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

NOTE 2 – TRANSACTIONS WITH AFFILIATED COMPANIES

Insurance Contract with Georgia Casualty & Surety Co. – We obtained certain workers’ compensation insurance coverage under an insurance contract with Georgia Casualty & Surety Co., or Georgia Casualty, which was a wholly owned subsidiary of Atlantic American Corporation, a publicly traded company in which J. Mack Robinson (a significant shareholder) and certain of his affiliates have a substantial ownership interest, and a company of which Hilton H. Howell, a member of our board of directors and Mr. Robinson’s son-in-law, is an executive officer (as of March 31, 2008, Georgia Casualty was no longer a subsidiary of Atlantic American and thus no longer an affiliated company). For the three and nine months ended March 31, 2008, our workers’ compensation insurance expense attributable to our insurance contract with Georgia Casualty was approximately $0.04 million and $0.07 million, respectively, and for the three and nine months ended March 31, 2007, our workers’ compensation insurance expense attributable to our insurance contract with Georgia Casualty was approximately $0.03 million and $0.16 million, respectively.

NOTE 3 – LONG-TERM DEBT AND LIQUIDITY

Long-term debt outstanding as of June 30, 2007 and March 31, 2008 consists of the following (amounts in thousands):

	June 30, 2007	March 31, 2008
First lien revolving credit facility	$7,600	$18,813
First lien revolving senior term loan	87,170	21,225
Second lien senior term loan	30,000	30,076

	$124,770	$70,114

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

Proceeds of the Credit Facilities were used to fund a $40 million cash distribution to Gray in connection with the Spin-off, refinance all of Bull Run’s long-term debt in connection with the Merger, pay the cash portion of the Merger consideration, and pay transaction costs. In connection with the sale proceeds from Host, we paid approximately $66.0 million of our First Lien Term Loan Facility.

On September 18, 2006, we amended the Credit Facilities in conjunction with our acquisition of Pinnacle. Pursuant to the amendments, amounts under the First Lien Revolving Credit Facility may be borrowed, repaid and reborrowed by the Company from time to time until maturity. Interest for borrowings under the First Lien Revolving Credit Facility was based, at our option, on either (a) 2.25% per annum plus the higher of (1) the prime rate of interest announced or established by Wachovia from time to time and (2) the federal funds rate plus 0.50% per annum (the “Base Rate”) or (b) 3.25% per annum plus the applicable London Interbank Offered Rate (“LIBOR”) rate for Eurocurrency borrowings. Prior to our amendment of the credit facilities on February 15, 2008, as further described below, interest for borrowings under the First Lien Term Credit Facility was based, at our option, on either (a) 2.50% per annum plus the higher of (1) the prime rate of interest announced or established by Wachovia from time to time and (2) the Base Rate or (b) 3.50% per annum plus the applicable LIBOR rate for Eurocurrency borrowings, subject to adjustment based on our credit ratings assigned to the Second Lien Credit Facility by Standard & Poors and Moody’s. Interest for borrowings under the Second Lien Credit Facility was based upon (a) 8.50% per annum above the Base Rate or (b) 9.50% per annum above the applicable LIBOR rate for Eurocurrency borrowings, subject to adjustment based on our credit ratings assigned by Standard & Poors and Moody’s.

Amounts drawn on the First Lien Revolving Credit Facility as of June 30, 2007 and March 31, 2008 were $7.6 million and $18.8 million, respectively. As of March 31, 2008 we had $1.2 million available under our revolving credit facility.

Our Credit Facilities contain affirmative and negative covenants and financial ratios customary for financings of this type, including, among other things, limits on the incurrence of debt or liens, a limit on the making of dividends or distributions, provision for mandatory prepayments under certain conditions, limitations on transactions with affiliates and investments, a limit on the ratio of debt to earnings before interest, income taxes, depreciation and amortization, as adjusted for certain non-cash and nonrecurring items (which we refer to as “EBITDA”), a limit on the ratio of EBITDA to fixed charges, and a limit to the ratio of EBITDA to all cash interest expense on all debt. The Credit Facilities contain events of default customary for facilities of this type (with customary grace periods, as applicable) and provide that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payment of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Facilities shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate.

On November 9, 2007, we entered into the third amendment to our Credit Facilities due, in part, to our failure to meet our financial covenants. Pursuant to the amendment, our lenders agreed to temporarily suspend, on a retroactive basis, the requirement for us to comply with all financial covenants contained therein for the period September 30, 2007 through November 15, 2007. Subsequent to the consummation of the Host and Pinnacle transactions, we were required to remain in compliance with our leverage covenants. We were in compliance with our covenants as of December 31, 2007; however, our forecasts indicated that we would not be in compliance with future covenants and, accordingly, we sought to further amend our covenants.

On February 15, 2008, we executed our Fourth Amendment to the First Lien Term Loan Facility, Pursuant to the amendments, borrowings associated with Base Rate and Eurodollar advances will be charged interest at rates of 4.50% and 5.50% per annum, respectively, provided that the Base Rate and Eurodollar Rate (as defined) cannot fall below 4.00% and 3.00%, respectively. The amendments also provided for a reduction in the First Lien Leverage Coverage, Fixed Charge Coverage, and Interest Coverage Ratios for each quarter ending through September 30, 2009. Capital expenditures cannot exceed $500,000 for any four consecutive quarters. We were in compliance with our covenants as of March 31, 2008. We currently anticipate meeting our remaining fiscal year 2008 covenants based on our current forecasts; however, we are currently preparing our fiscal year 2009 budgets and are uncertain as to our ability to comply with our fiscal year 2009 covenants. Failure to comply with future covenants could result in the acceleration of the due dates of our debt obligations and raise substantial doubt about the company’s ability to continue as a going concern.

On February 15, 2008, we executed our Fourth Amendment to the Second Lien Credit Facility, Pursuant to these amendments, borrowings associated with Base Rate and Eurodollar advances will be charged interest at rates of 11.00% and 12.00% per annum, respectively, provided that the Base Rate and Eurodollar Rate cannot fall below 4.00% and 3.00%, respectively. The amendments also provided for a reduction in the Leverage Ratio for each quarter ending through September 30, 2009. Capital expenditures cannot exceed $500,000 for any four consecutive quarters. We were in compliance with our covenants as of March 31, 2008. We currently anticipate meeting our remaining fiscal year 2008 covenants based on our current forecasts; however, we are currently preparing our fiscal year 2009 budgets and are uncertain as to our ability to comply with our fiscal year 2009 covenants. Failure to comply with future covenants could result in the acceleration of the due dates of our debt obligations and raise substantial doubt about the company’s ability to continue as a going concern.

The Company incurred $0.6 million of bank fees to execute the fourth amendment to the First Lien Term Facility and the Second Lien Term Facility. These costs were capitalized and will be amortized over the remaining life of the credit facilities with the previously capitalized debt costs.

The sale of Host and Pinnacle generated $67.9 million of cash which was primarily used to pay down our First Lien Term Facility, after paying transaction related costs. As of March 31, 2008 and May 2, 2008, we had $1.2 million available under our line of credit. We expect our operating cash flow to provide adequate sources of capital to fund our working capital needs, however, we do not anticipate having adequate cash on hand to satisfy our debt obligations which mature on: December 30, 2009, June 30, 2010 and December 30, 2010 or our income tax obligations which are due on September 15, 2008. In order to meet these obligations, the Company will be required to restructure its current credit facilities, refinance with another lender or, in the case of our income tax obligations, attempt to arrange a payment plan which will allow us to spread our payments over an extended period of time. Should we be unsuccessful in renegotiating these facilities, we will attempt to derive capital from alternate sources which may include any of the following: public equity offering, private placement, the issuance of additional shares of preferred stock or other means not yet identified. Should the Company not be successful in renegotiating its credit facility or otherwise derive the capital necessary to meet its debt and income tax obligations in 2008, 2009 and 2010, it will raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 4 – INCOME TAXES

The differences between the federal statutory tax rate of 34% and the effective tax rate of 69% and 16% for the three and nine months ended March 31, 2007, respectively, and (54%) and (72)% for the three and nine months ended March 31, 2008, respectively, are principally due to nondeductible goodwill impairment associated with the sale of Host, change in the Company’s valuation allowance and state income taxes, and for 2006, interest expense related to our Series B preferred stock and other permanent differences, such as travel and entertainment expenses, which are not fully deductible for tax purposes. The effective income tax rates for the three and nine months ended March 31, 2007 include an approximate $0.1 million adjustment to state income taxes payable. We currently believe our effective income tax rate for the fiscal year ending June 30, 2008 will be approximately (72)%, excluding potential effects of changes in judgments as to the potential realization of deferred tax assets and state income tax adjustments. Permanent differences are expected to represent a high percentage of our income before income taxes for the current fiscal year. Income before income taxes is estimated based on expected operating performance which may vary from actual operating performance. As a result, our effective tax rate for the fiscal year may vary significantly from the effective tax rate for the three and nine months ended March 31, 2008. The Company also maintains an income tax payable primarily due to the Company’s alternative minimum taxes, as well as state tax exposures.

SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) requires that a valuation allowance be established when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence was considered in judging the likelihood of realizing tax benefits. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses are one of the most difficult pieces of negative evidence to overcome in the absence of sufficient existing orders and backlog. During the second quarter of fiscal 2008, it became evident that our forecasts without Host and Pinnacle would not meet previously calculated projections. That, combined with recent cumulative net losses, represented sufficient negative evidence that was difficult for positive evidence to overcome under the evaluation guidance of SFAS No. 109. As a result, we concluded that it was appropriate in the second quarter of fiscal 2008 to establish a full valuation allowance for our net deferred tax assets. The effect was to reverse the benefit of net deferred tax assets that were generated in prior years’ financial statements. These tax benefits will be available, prior to the expiration of carryforwards, to reduce future income tax expense resulting from earnings or increases in deferred tax liabilities. During the nine months ended March 31, 2008, we recorded a non-cash charge of $5.8 million to provide a full valuation allowance on our net deferred tax assets.

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

NOTE 5 – DISCONTINUED OPERATIONS

GrayLink, LLC

On June 15, 2007, we entered into an agreement to sell substantially all of the assets and liabilities of our GrayLink Wireless business segment to a third party, effective June 22, 2007. Accordingly, the results of operations of the Wireless business segment for the three and nine months ended March 31, 2007 have been reclassified to discontinued operations.

Summary operating results for GrayLink, are as follows (amounts in thousands):

	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2007
Operating revenues	$1,138	$4,198
Loss before taxes	(299)	(213)
Income tax benefit	119	85
Loss net of tax benefit	(180)	(128)

Host Communications, Inc.; Pinnacle Sports Production, LLC

On November 15, 2007 the Company completed its sale of Host and Pinnacle comprising its Collegiate Marketing and Association Management businesses. The gross sales price was $74.3 million with $67.9 received at closing and $1.4 million held in escrow subject to working capital settlement provisions and $5.0 million held in escrow subject to indemnity settlement provisions. The Company has recorded a $5.1 receivable in other long-term assets, of which $0.1 relates to the working capital settlement provisions and $5.0 relates to the indemnity provisions, as management believes the probability of collecting these amounts from escrow is highly probable. During the first quarter ended September 30, 2007, the Company recorded a goodwill impairment charge of $23.7 million to reduce the carrying value of these businesses to fair value less cost to sell.

Summary operating results for Host and Pinnacle were as follows (amounts in thousands):

	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2007
Operating revenues	$23,878	$73,026
Income before taxes	1,547	5,458
Income tax expense	3,229	(933)
Net Income	4,776	4,525

		Nine Months Ended March 31, 2008
Operating revenues		$39,147
Loss before taxes		(25,699)
Income tax expense		(18,427)
Net Income (loss), net of tax		(44,126)

The assets and liabilities of discontinued operations primarily represent the assets and liabilities of Host and Pinnacle. Included in current liabilities are accrued expenses related to the discontinued operations of Graylink of $0.33 million, and the assets and liabilities of discontinued operations at June 30, 2007 are as follows (amounts in thousands):

June 30, 2007
Current assets	$9,805
Property & equipment, net	5,665
Goodwill	69,329
Definite lived intangibles	18,264
Other non-current assets	12,054
Current liabilities	22,356
Non-current liabilities	3,215

NOTE 6 – PREFERRED STOCK

As of March 31, 2008, 20,890 shares of our series A redeemable, convertible preferred stock (which we refer to as Series A Preferred Stock) were outstanding, having an aggregate face value of $20.9 million and a carrying value of $17.3 million at March 31, 2008, all of which are convertible into shares of our common stock (a) at the holder’s option, at any time after December 30, 2006 or (b) at our option, upon a change of control or liquidation event at a conversion price equal to a 40% premium above $16.54 per share. Each holder of the Series A Preferred Stock is entitled to receive dividends at an annual rate of $40 per share in cash or in additional shares of Series A Preferred Stock, at our option. We currently do not anticipate that cash dividends will be paid for the foreseeable future. The liquidation and redemption price of the Series A Preferred Stock is $1,000 per share and dividends are cumulative. We have the option to redeem the Series A Preferred Stock at any time after December 30, 2010 at the liquidation value, which includes accrued dividends, but in any case we are required to redeem all outstanding shares of Series A Preferred Stock on or prior to August 2, 2020. As of March 31, 2008, all outstanding shares of Series A Preferred Stock were held by Mr. J. Mack Robinson, who also beneficially owns approximately 10% of our outstanding common stock.

As of March 31, 2008, 6,050 shares of our series B convertible preferred stock (which we refer to as Series B Preferred Stock) were outstanding, having an aggregate face value of $6.1 million and a carrying value of $4.6 million at March 31, 2008, all of which are convertible into shares of our common stock at our option, upon a change of control or liquidation event at a conversion price equal to a 40% premium above $16.54 per share. The holder of the Series B Preferred Stock is entitled to receive dividends at an annual rate of $60 per share in cash or in additional shares of Series B Preferred Stock, at our option. We currently do not anticipate that cash dividends will be paid for the foreseeable future. The liquidation and redemption price of the Series B Preferred Stock is $1,000 per share and dividends are cumulative. We have the option to redeem the Series B Preferred Stock at any time after December 31, 2010 at the liquidation value, which includes accrued dividends, but in any case we are required to redeem all outstanding shares of Series B Preferred Stock on or prior to August 2, 2021. As of March 31, 2008, all shares of Series B Preferred Stock were held by Mr. Robinson.

All shares of preferred stock rank, as to payment of dividends and as to distribution of assets upon liquidation or dissolution of our Company, on a parity with all other currently issued preferred stock and any preferred stock issued by us in the future, and senior to our currently issued common stock and common stock issued in the future. The difference between the carrying value and face value of each series of preferred stock will be accreted using the interest method through the applicable mandatory redemption date of the series of preferred stock. Accordingly, for the three and nine months ended March 31, 2008, accretion in the amount of approximately $0.06 million and $0.19 million was recognized as a component of Series A Preferred Stock dividends accrued, respectively, and $.011 million and $0.34 million was recognized as interest expense related to Series B Preferred Stock, respectively.

NOTE 7 – OTHER COMPREHENSIVE LOSS

A reconciliation of net loss to comprehensive loss follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2008	2007	2008
Net loss	$(575)	$(1,225)	$(631)	$(52,181)
Other comprehensive loss, change in the valuation of an interest rate swap agreement, net of tax	(96)	(878)	(493)	(1,721)

Comprehensive loss	$(671)	$(2,103)	$(1,124)	$(53,902)

We entered into an interest rate swap agreement in February 2006, effective June 6, 2006, to manage our debt profile. Changes in the value of this interest rate swap agreement, as determined by the interest rates as of the beginning and end of each reporting period, results in comprehensive income or loss during the life of the swap agreement.

NOTE 8 – EMPLOYEE BENEFIT PLANS

Stock Options and Other Equity Compensation Plans – In November 2005, we adopted our 2005 Long Term Incentive Plan, referred to as the 2005 Incentive Plan. We have reserved 1.0 million shares of our common stock under the 2005 Incentive Plan for the issuance of stock options, restricted stock awards, stock appreciation rights and performance awards, pursuant to which certain options were or may be granted. The terms and conditions of such awards are determined at the sole discretion of our board of directors or a committee designated by the Board to administer the plan. We provide previously unissued shares of our common stock to a participant upon a participant’s exercise of vested options. Of the 1.0 million shares reserved, approximately 0.3 million shares are available for future grants as of March 31, 2008.

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

In accordance with SFAS 123(R), we recognized non-cash share-based compensation expenses as follows (amounts in thousands):

	Three Months Ended March 31, 2008	Nine Months Ended March 31, 2008
Non-cash share-based compensation expense
Stock options	$28	$208
Restricted stock	13	224

Non-cash stock compensation expense	$41	$432

	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2007
Non-cash share-based compensation expense
Stock options	$71	$257
Restricted stock	43	70

Non-cash stock compensation expense	$114	$327

The non-cash share-based compensation expenses were based on the fair values of the stock options and restricted stock. For the three and nine months ended March 31, 2008, the expense was included in the unaudited consolidated statements of operations as corporate and administrative expenses. These expenses exclude restricted stock charges recorded in discontinued operations. See below for further disclosure.

We value stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. In determining the expected term, we separate groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations. The option-pricing model requires the input of highly subjective assumptions, such as those listed below. The volatility rates are based on historical stock prices. The expected life of options granted are based on historical data, which, as of March 31, 2008, is a partial option life cycle, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards.

The fair values of options granted were estimated on the date of grant using the following assumptions:

Grant Date	Weighted Average Expected Volatility	Expected Life (Years)	Expected Dividend Yield	Risk-Free Interest Rate
4/27/2006	33.6%	5.75	0%	4.79%
11/29/2006	33.6%	5.75	0%	4.51%

The strike price of options granted April 27, 2006 and November 29, 2006 were $5.43 and $6.90, respectively. The weighted-average grant date fair value of options granted April 27, 2006 and November 29, 2006 were $2.25 and $2.79 per share, respectively. Shares granted April 27, 2006 vest 33% annually as of each June 30 from June 30, 2007 through June 30, 2009. Shares granted November 29, 2006 vest 33% annually as of each November 29 from November 29, 2007 through November 29, 2009. As of March 31, 2008, there was approximately $0.04 million in non-cash share-based compensation cost related to non-vested awards not yet recognized in our consolidated statements of operations. This cost is expected to be recognized over a weighted-average period of 1.1 years. For the three months ended March 31, 2008, no shares were forfeited and no options were exercised.

As a result of the Merger and the resulting exchange of options to purchase Bull Run common stock for options to purchase shares of our common stock, certain of our employees hold options to acquire shares of our common stock at exercise prices ranging from $40.14 to $1,513.85 per share. All of these options were fully vested as of the date of the Merger. As of March 31, 2008, options for 4,057 shares were outstanding, having a weighted average exercise price of $460.34 per share and a weighted average remaining life of 3.0 years. During the nine months ended March 31, 2008, options for 169 shares were forfeited having weighted average exercise prices of $164.67 per share. No options were forfeited during the three months ended March 31, 2008.

In connection with the grant of restricted stock, the fair market value of our common stock on the date the awards were granted, net of expected forfeitures, represents unrecognized deferred share-based compensation, which is being amortized on a straight-line basis over the probable vesting periods of the underlying awards. In February 2006, each of the seven members of our board of directors received an award of 5,000 shares of our common stock, subject to a vesting schedule, whereby 1,000 shares vest annually as of each December 31 from December 31, 2006 through December 31, 2010. On February 21, 2007, pursuant to an employment agreement with our then Chief Executive Officer, 120,000 shares of restricted stock were granted to Thomas J. Stultz subject to a vesting schedule whereby 30,000 shares vest annually as of each February 21 from February 21, 2008 through February 21, 2011 and 55,000 shares of restricted stock were granted on July 1, 2007 which will vest on February 21, 2012. On November 15, 2007, the Company and Mr. Tom Stultz entered into a severance and consulting agreement. Accordingly, the Company recorded a $1.3 million charge to discontinued operations to account for the accelerated vesting of the restricted stock previously granted. This agreement also contained other provisions in which the Company recognized an expense in the statement of operations, namely cash compensation in the amount of $0.6 million of which $0.2 million remains unpaid and accrued at March 31, 2008. The accrual amount will be paid on a bi-weekly basis thru September 2008. As of March 31, 2008, $0.1 million of share-based compensation expense related to restricted stock remains to be amortized. This remaining cost is expected to be recognized over a weighted average period of 3.1 years.

Employee Benefit Plans – Effective January 1, 2006, we began providing retirement benefits to substantially all of our employees with one or more years of service, pursuant to our TCM 401(k) Plan, intended to meet the requirements of section 401(k) of the Internal Revenue Code of 1986. Under the TCM 401(k) Plan, our employees may contribute up to the maximum allowable under federal law, and the Company will match up to 50% of the first 6% contributed by the employee, in the form of contributions of our common stock.

Total contributions under the TCM 401(k) Plan following the Spin-off, recorded by us as a non-cash expense, totaled approximately $0.1 million and $0.2 million for the three and nine months ended March 31, 2008.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters – We are subject to legal proceedings and claims that arise in the normal course of business. In our opinion, the amount of ultimate liability, if any, with respect to these actions will not materially affect our financial position or results of operations.

Indemnification – Pursuant to various agreements facilitating the Spin-off, we agreed to indemnify Gray in certain circumstances for potential tax liabilities imposed upon Gray due to any action or inaction by us that causes the Spin-off to not qualify as a tax-free transaction to Gray and/or to Gray’s shareholders. In our opinion, the amount of ultimate liability, if any, with respect to this indemnification will not materially affect our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

All references to “we,” “us,” or “our” refer to the consolidated businesses. For further information related to the Spin-off and Merger, refer to Note 1 to the condensed and consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

Following the consummation of the Merger on December 30, 2005, we were comprised of the Newspaper Publishing and Wireless segments formerly owned and operated by Gray, as well as the Collegiate Marketing and Production Services segment and Association Management Services segment acquired in the Merger, both of which were operated by a wholly owned subsidiary, Host Communications, Inc., or Host.

We derive revenue from our Newspaper Publishing operations primarily from three sources: retail advertising, circulation and classified advertising.

Our Newspaper Publishing operations’ advertising contracts are generally entered into annually and provide for a commitment as to the volume of advertising to be purchased by an advertiser during the year. Our Newspaper Publishing operations’ advertising revenues are primarily generated from local advertising and are generally highest in the second and fourth calendar quarters of each year primarily due to the Easter, Thanksgiving and Christmas holidays.

We sold our Wireless business, operated as GrayLink, LLC, or GrayLink, on June 22, 2007. In addition, we sold Host and Pinnacle Sports Productions, LLC, or Pinnacle, on November 15, 2007 comprising our Collegiate Marketing and Production Services and Association Management Services businesses. Accordingly, we have reclassified the results of operations and financial position of these segments to discontinued operations in this Form 10-Q.

Industry-wide, newspaper subscriber circulation levels have been slowly declining. From March 31, 2007 to March 31, 2008, our aggregate daily circulation has declined approximately 3.5%.

Our Newspaper Publishing operations’ primary operating expenses are employee compensation, related benefits and newsprint costs. Our Newspaper Publishing operations have experienced significant variability in its newsprint costs in recent years. Historically, for the newspaper publishing industry, the price of newsprint has been cyclical and volatile. The industry average price for the three and nine months ended March 31, 2008 was $620 and $588 per metric ton, respectively. Prices fluctuate based on factors that include both foreign and domestic production capacity and consumption. Price fluctuations can have a significant effect on our results of operations. We seek to manage the effects of increases in prices of newsprint through a combination of technology improvements, page width and page count reductions, inventory management and advertising and circulation price increases. In addition, newspaper production costs are variable based on circulation and advertising volumes.

Revenues

Set forth below are the principal types of revenues derived by our operations for the three and nine months ended March 31, 2007 and 2008 and the percentage contribution of each to our total revenues (dollars in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2007		2008		2007		2008
	Amount	%	Amount	%	Amount	%	Amount	%
Publishing:
Retail	$5,771	51.4%	$5,670	52.1%	$19,713	54.4%	$19,081	54.0%
Classifieds	3,880	34.5%	3,655	33.6%	11,988	33.1%	11,497	32.5%
Circulation	1,195	10.6%	1,193	11.0%	3,380	9.3%	3,608	10.2%
Other	390	3.5%	374	3.3%	1,155	3.2%	1,147	3.3%

Total Revenues	$11,236	100.0%	$10,892	100.0%	$36,236	100.0%	$35,333	100.0%

Results of Operations

Three and Nine Months Ended March 31, 2008 compared to Three and Nine Months Ended March 31, 2007

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements for the three and nine months ended March 31, 2007 and 2008, which are contained herein.

Revenues. Total revenues for the three months ended March 31, 2008 decreased from approximately $11.2 million for the three months ended March 31, 2007 to approximately $10.9 million. For the nine months ended March 31, 2008, total revenues decreased to $35.3 million from $36.2 million for the nine months ended March 31, 2007. Decreases for both the three-and-nine month periods can be attributed to the following four areas of advertising. Retail spending has decreased and in certain cases eliminated by several major advertisers resulting in a decrease of 3% for the nine-month period ended March 31, 2008. The real estate and automotive sectors have significantly reduced their advertising spending (31% and 22%, respectively). Help wanted advertising has also decreased 18%. The decreases were partially offset by an increase in legal advertising (35%) due to the continued increase in home foreclosures. Such differences have been primarily attributable to the current nationwide economic conditions.

Operating expenses. Operating expenses for the three months ended March 31, 2008 increased from approximately $8.3 million for the three months ended March 31, 2007 to approximately $8.4 million. For the nine months ended March 31, 2008, operating expense decreased to approximately $25.4 million from $25.7 million for the nine months ended March 31, 2007.

Newsprint expenses decreased 13% to approximately $1.2 million for the three months ended March 31, 2008 and 20% to approximately $3.7 million for the nine months ended March 31, 2007. Total usage was approximately 2,282 and 2,099 metric tons for the three months ended March 31, 2007 and 2008, respectively, and 7,582 and 6,899 metric tons for the nine months ended March 31, 2007 and 2008, respectively. Our average cost of newsprint has declined from $607 per metric ton used during the three months ended March 31, 2007 to $577 per metric ton used during the three months ended March 31, 2008. The decrease in tonnage is primarily attributable to the decrease in advertising revenue.

Newspaper Publishing payroll expenses decreased 1% to approximately $11.4 million for the nine months ended March 31, 2008 compared to the comparable period in the prior year, primarily due to reduced compensation due to reduced personnel. Payroll expenses for the three months ended March 31, 2008 remained relatively stable.

Newspaper Publishing transportation service costs, which are primarily outsourced, increased 8% and 12% to approximately $1.3 million and $4.1 million in the three and nine months ended March 31, 2008, respectively, compared to approximately $1.2 million and $3.6 million for the three and nine months ended March 31, 2007, respectively. The increase is primarily due to a change in the circulation pay process at the Albany Herald. Prior to January 2007, Albany carriers purchased papers for delivery at a wholesale rate from the Herald, resulting in lower revenue and expense recognition. Subsequently, the paper now recognizes a retail rate in revenue and expense based on a rate per number of papers delivered. It also reflects general increases in fuel costs, which resulted in higher rates paid to independent contractors

Corporate and administrative expenses for the three months ended March 31, 2008 were approximately $0.6 million compared to $1.8 million for the comparable period last year. The reduction was primarily due to reduction in staffing and general corporate expenses in connection with the sale of Host. For the nine months ended March 31, 2008, corporate and administrative expenses were $3.1 million compared to expenses for the nine months ended March 31, 2007 of approximately $4.2 million. This decrease was due primarily to reduction in staffing and general corporate expenses in connection with the sale of Host.

Depreciation of property and equipment totaled approximately $0.3 million and $0.9 million for the three and nine months ended March 31, 2008, respectively, compared to approximately $0.1 million and $0.7 million for the three and nine months ended March 31, 2007, respectively.

Amortization expense in connection with definite-lived intangible assets was approximately $0.1 million and $0.5 million during the three and nine months ended March 31, 2008, respectively, and approximately $0.1 million and $0.5 million during the three and nine months ended March 31, 2007, respectively.

Interest expense. Interest expense for the three and nine months ended March 31, 2008 was approximately $2.5 million and $9.2 million, respectively. Interest expense incurred in connection with our Credit Facilities was approximately $3.4 million and $9.9 million for the three and nine months ended March 31, 2007, respectively. Interest expense related to our Series B preferred stock, a noncash expense, was approximately $0.1 million and $0.3 million for same periods, respectively.

Debt issue cost amortization. Amortization of costs incurred in connection with our Credit Facilities were approximately $0.4 million and $1.0 million for the three and nine months ended March 31, 2008, respectively, compared to $0.3 million and $0.9 million for the three and nine months ended March 31, 2007, respectively. Such costs are being amortized up to four years.

Income tax expense. For the three months ended March 31, 2008, income tax expense was $0.8 million and for the nine months ended March 31, 2008 income tax expense was $3.4 million. The effective tax rate was approximately (54%) and (72%) for the three and nine months ended March 31, 2008, respectively. Income tax expense was approximately $2.1 million and income tax benefit $1.0 million for the three and nine months ended March 31, 2007, respectively. The effective tax rate for the three and nine months ended March 31, 2007 was approximately 66% and 16%, respectively. We currently anticipate our effective income tax rate for the year ending June 30, 2008, or fiscal 2008, will be approximately (72)%, excluding potential effects of changes in judgments as to the potential realization of deferred tax assets and state income tax adjustments. Income before income taxes is estimated based on expected operating performance which may vary from actual operating performance. As a result, our effective tax rate for fiscal 2008 may vary significantly from the effective tax rate for the three and nine months ended March 31, 2008.

This negative effective tax rate was caused predominantly by the sale of Host and Pinnacle, which was accounted for as a loss for GAAP accounting purposes but a gain for tax purposes. The main component of this difference was related to goodwill at Host and Pinnacle, which had a book basis for GAAP but no tax basis. Another significant factor contributing to the negative tax rate this year was the increase in the valuation allowance of $5.8 million to fully reserve our net deferred tax assets.

SFAS No. 109, “Accounting for Income Taxes,”(“SFAS No 109”) requires that a valuation allowance be established when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence was considered in judging the likelihood of realizing tax benefits. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses are one of the most difficult pieces of negative evidence to overcome in the absence of sufficient existing orders and backlog. During the second quarter of fiscal 2008, it became evident that our forecasts without Host and Pinnacle would not meet previously calculated projections. That, combined with recent cumulative net losses, represented sufficient negative evidence that was difficult for positive evidence to overcome under the evaluation guidance of SFAS No. 109. As a result, we concluded that it was appropriate in the second quarter of fiscal 2008 to establish a full valuation allowance for our net deferred tax assets. The effect was to reverse the benefit of net deferred tax assets that were generated in prior years. These tax benefits will be available, prior to the expiration of carryforwards, to reduce future income tax expense resulting from earnings or increases in deferred tax liabilities. During the second quarter of fiscal 2008, we recorded a non-cash charge of $5.8 million to provide a full valuation allowance on our net deferred tax assets.

Net loss available to common shareholders. Our net loss available to common shareholders of approximately $53.5 million for the nine months ended March 31, 2008 reflects the loss incurred in the sale of Host and Pinnacle, and the valuation allowance associated with deferred tax assets.

Liquidity and Capital Resources

General

The following tables present data that we believe is helpful in evaluating our liquidity and capital resources (amounts in thousands):

	Nine Months Ended March 31,
	2007	2008
Net cash provided by continuing operations	$(4,622)	$10,213
Net cash provided by (used) in discontinued operations	11,573	(20,447)
Net cash provided by (used in) operating activities	6,951	(10,234)
Net cash used in continuing operations	(358)	(326)
Net cash (used in) provided by discontinued operations	(9,458)	67,152
Net cash (used in) provided by investing activities	(9,816)	66,826
Net cash provided by (used in) continuing operations	2,714	(55,152)
Net cash used in discontinued operations	0	0
Net cash provided by (used in) financing activities	2,714	(55,152)

Net (decrease) increase in cash and cash equivalents	$(151)	$1,440

	June 30, 2007	March 31, 2008
Cash and cash equivalents	$166	$1,606
Long-term debt, including current portion	$124,770	$70,114

Nine Months Ended March 31, 2008 compared to Nine Months Ended March 31, 2007

Net cash used in operating activities decreased approximately $17.1 million, primarily due to the loss from discontinued operations and increase in other current assets, offset by the valuation allowance associated with the deferred tax assets. Other receivables increased $5.1 million due to the escrow amount associated with the sale of Host and Pinnacle, and we incurred income taxes payable and accrued interest of $2.3 million and $1.2 million for the nine months ended March 31, 2008.

Net cash provided by investing activities increased approximately $76.8 million, compared to $9.8 million primarily due to the sale proceeds from Host and Pinnacle.

Net cash used in financing activities decreased approximately $57.8 million due to $66.0 million paid on the First Senior Term Facility, partially offset by net borrowings on the revolving line of credit of $11.3 million. See Note 3 to the condensed and consolidated financial statements of this quarterly report on Form 10-Q for further discussions.

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

Contractual Obligations as of March 31, 2008 (amounts in thousands):

	Payment Due by Period
Contractual Obligations	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Long-term debt obligations	$70,114	$19,714	$50,400	$—	$—
Interest obligations (1)	25,417	7,831	17,586	—	—
Operating lease obligations (2)	1,844	129	723	614	379

	$97,375	$27,674	$68,709	$614	$379

(1)	Interest obligations assume the LIBOR rate in effect as of March 31, 2008, as adjusted for the fixed interest rate under the interest rate swap agreement for the period during which the interest rate swap agreement will be effective. Interest obligations are presented through the maturity dates of each component of the credit facilities.
(2)	Operating lease obligations represent payment obligations under non-cancelable lease agreements classified as operating leases and disclosed pursuant to SFAS No. 13, “Accounting for Leases”, as may be modified or supplemented. These amounts are not recorded as liabilities as of the current balance sheet date. Operating lease obligations are presented net of future receipts on contracted sublease arrangements totaling approximately $1.8 million as of March 31, 2008.

Dividends on Series A Preferred Stock and Series B Preferred Stock are payable annually at an annual rate of $40 and $60 per share, respectively, in cash or issuance of the respective preferred stock, at our option. If we were to fund dividends accruing during the twelve months ending March 31, 2008 in cash, the total obligation would be approximately $1.2 million based on the number of shares of Series A and Series B Preferred Stock outstanding as of March 31, 2008.

We currently anticipate that the cash requirements for capital expenditures, operating lease commitments and working capital with respect to the Newspaper Publishing business over the next few years will be generally consistent, in the aggregate, with historical levels and would likely be funded from cash provided by operating activities. In the aggregate, total capital expenditures are not expected to exceed $0.5 million for the twelve months ending March 31, 2009.

On December 30, 2005, we entered into a senior secured credit facility, with Wachovia Bank, National Association (“Wachovia”), among others, for debt financing in an aggregate principal amount of up to $140 million, consisting of a 4-year $20 million revolving credit facility (the “First Lien Revolving Credit Facility”), a 4.5-year $90 million first lien term loan (the “First Lien Term Loan Facility” and, together with the First Lien Revolving Credit Facility, the “First Lien Credit Facility”) and a 5-year $30 million second lien term loan (the “Second Lien Credit Facility” and, together with the First Lien Credit Facility, the “Credit Facilities”). The interest rate is based on the bank lender’s base rate (generally reflecting the lender’s prime rate) or LIBOR plus in each case a specified margin, and for revolving and First Lien Term Loan Facility advances, the margin is based upon our debt leverage ratio as defined in the agreement. On September 18, 2006, we amended the Credit Facilities in conjunction with our acquisition of Pinnacle. Pursuant to the amendment, amounts under the First Lien Revolving Credit Facility may be borrowed, repaid and reborrowed by us from time to time until maturity. Interest for borrowings under the First Lien Revolving Credit Facility was based, at our option, on either (a) 2.25% per annum plus the higher of (1) the prime rate of interest announced or established by Wachovia from time to time and (2) the federal funds rate plus 0.50% per annum (the “Base Rate”) or prior to the amendment of the Credit Facilities on February 15, 2008 (b) 3.25% per annum plus the applicable London Interbank Offered Rate (“LIBOR”) rate for Eurocurrency borrowings. Interest for borrowings under the First Lien Term Credit Facility was based, at our option, on either (a) 2.50% per annum plus the higher of (1) the prime rate of interest announced or established by Wachovia from time to time, and (2) the federal funds rate plus 0.50% per annum (the “Base Rate”) or (b) 3.25% per annum plus the applicable LIBOR rate for Eurocurrency borrowings. Interest for borrowings under the Second Lien Credit Facility was based upon (a) 8.50% per annum above the Base Rate or (b) 9.50% per annum above the applicable LIBOR rate for Eurocurrency borrowings, subject to adjustment based on our credit ratings assigned by Standards & Poors and Moody’s. As of December 31, 2007, the interest rates on the First Lien Term Loan Facility and the Second Lien Term Loan Facility, were approximately 8.4% and 14.4%, respectively.

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

With the consummation of the Merger and the refinancing on February 9, 2007, the cash required to service the anticipated debt described above increased substantially. The First Lien Term Loan Facility required amortization of $0.3 million per quarter. We expect future amortization to increase as a result of the $0.5 incurred refinancing the credit facility on February 15, 2008. We are currently analyzing the affects this amendment will have on our capitalized debt costs. Aggregate interest expense on the First Lien Term Loan Facility and the Second Lien Term Loan Facility is currently anticipated to initially be approximately $7.0 million to $8.0 million per year. The cash required to service the debt is currently expected to be funded from cash generated by operating activities. We have access to the $20 million First Lien Revolving Credit Facility to support cash liquidity needs, subject to debt leverage ratio requirements tested as of the end of each quarter. At March 31, 2008, our term loans were fully funded and $18.8 million was borrowed under the revolving credit facility, of which there was $1.2 available under the revolving credit facilities. At the present time, we do not anticipate that operating cash flows will be sufficient to pay the remaining term facilities, as they become due in 2009 and 2010. See further discussion in Working Capital and Liquidity below.

On November 9, 2007, we entered into the third amendment to our Credit Facilities due, in part, to our failure to meet our financial covenants. Pursuant to the amendments, our lenders agreed to temporarily suspend, on a retroactive basis, the requirement for us to comply with all financial covenants contained therein for the period September 30, 2007 through November 15, 2007. Subsequent to the consummation of the Host and Pinnacle transactions, we were required to remain in compliance with our leverage covenants. We were in compliance with our covenants as of December 31, 2007; however, our forecasts indicated that we would not be in compliance with future covenants and accordingly, we sought to further amend our covenants.

On February 15, 2008, we executed our fourth amendment to the First Lien Term Loan Facility, Pursuant to the amendment, borrowings associated with Base Rate and Eurodollar advances will be charged interest at rates of 4.50% and 5.50% per annum, respectively, provided that the Base Rate and Eurodollar Rate (as defined therein) cannot fall below 4.00% and 3.00%, respectively. The amendment also provided for a reduction in the First Lien Leverage Coverage, Fixed Charge Coverage and Interest Coverage Ratios for each quarter ending through September 30, 2009. Capital expenditures cannot exceed $500,000 for any four consecutive quarters. We were in compliance with our covenants as of March 31, 2008. We currently anticipate meeting our remaining fiscal year 2008 covenants based on our current forecasts; however, we are currently preparing our fiscal year 2009 budgets and are uncertain as to our ability to comply with our fiscal year 2009 covenants. Failure to comply with future covenants could result in the acceleration of the due dates of our debt obligations and raise substantial doubt about the company’s ability to continue as a going concern.

On February 15, 2008, we executed our fourth amendment to the Second Lien Credit Facility, Pursuant to the amendment, borrowings associated with Base Rate and Eurodollar advances will be charged interest at rates of 11.00% and 12.00% per annum, respectively, provided that the Base Rate and Eurodollar Rate cannot fall below 4.00% and 3.00%, respectively. The amendment also provided for a reduction in the Leverage Ratio for each quarter ending through September 30, 2009. Capital expenditures cannot exceed $0.5 for any four consecutive quarters. We were in compliance with our covenants as of March 31, 2008. We currently anticipate meeting our remaining fiscal year 2008 covenants based on our current forecasts; however, we are currently preparing our fiscal year 2009 budgets and are uncertain as to our ability to comply with our fiscal year 2009 covenants. Failure to comply with future covenants could result in the acceleration of the due dates of our debt obligations and raise substantial doubt about the company’s ability to continue as a going concern.

The Company incurred $0.6 million of bank fees to execute the fourth amendment to the First Lien Term Facility and the Second Lien Term Facility. These costs were capitalized and will be amortized over the remaining life of the credit facilities with the previously capitalized debt costs.

Working Capital and Liquidity

As of March 31, 2008, our deficit in working capital of approximately $18.6 million was approximately $100.5 million lower than the working capital of approximately $81.9 million as of June 30, 2007. The decrease was primarily due to the reduction of net current assets as a result of the sale of GrayLink and Host and Pinnacle along with the remaining payment terms of our debt instruments. While our balance sheet indicates we have negative working capital of $18.6 million, approximately $19.7 million of the deficit relates to our line of credit. This is classified as current due to its subjective acceleration clause; however, at this time we do not expect we will need to settle this liability until its maturity in 2009. Furthermore, our interest rate hedge liability in the amount of $1.6 million is not reasonably expected to be settled within fiscal year 2009. We expect our operating cash flow to provide adequate sources of capital to fund our working capital needs, however, we do not anticipate having adequate cash on hand to satisfy our debt obligations which mature on: December 30, 2009, June 30, 2010 and December 30, 2010 or our income tax obligations which are due on September 15, 2008. In order to meet these obligations, we will be required to restructure our current credit facilities, refinance with another lender or, in the case of our income tax obligations, attempt to arrange a payment plan which will allow us to spread our payments over an extended period of time. Should we be unsuccessful in renegotiating these facilities, we will attempt to derive capital from alternate sources which may include any of the following: public equity offering, private placement, the issuance of additional shares of preferred stock or other means not yet identified. Should we not be successful in renegotiating our credit facility or otherwise derive the capital necessary to meet our debt and income tax obligations in 2008, 2009 and 2010, it will raise substantial doubt about our ability to continue as a going concern.

We entered into the fourth amendment to our credit facilities on February 15, 2008, to ensure our future compliance with covenants. The fees for this amendment were approximately $0.6 million and were included in interest expense in the third quarter. As disclosed above, the amendment increased our interest rates, provided further limits on capital expenditures and reset our covenant compliance thresholds to better match our projected forecasts and budgets. The amendment did not change the maturity dates of our credit facility.

Certain Relationships

Insurance Contract with Georgia Casualty & Surety Co. – We obtained certain workers’ compensation insurance coverage under an insurance contract with Georgia Casualty & Surety Co., or Georgia Casualty, which was a wholly owned subsidiary of Atlantic American Corporation, a publicly traded company in which J. Mack Robinson (a significant shareholder) and certain of his affiliates have a substantial ownership interest, and a company of which Hilton H. Howell, a member of our board of directors and Mr. Robinson’s son-in-law, is an executive officer (As of March 31, 2008, Georgia Casualty was no longer a subsidiary of Atlantic American and thus no longer an affiliated company). For the three and nine months ended March 31, 2008, our workers’ compensation insurance expense attributable to our insurance contract with Georgia Casualty was approximately $37 and $67, respectively.

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

The allowance for doubtful accounts represents our best estimate of the accounts receivable that will be ultimately collected, based on, among other things, historical collection experience, a review of the current aging status of customer receivables and a review of specific information for those customers that are deemed to be higher risk. We evaluate the adequacy of the allowance for doubtful accounts on at least a quarterly basis. Unfavorable changes in economic conditions might impact the amounts ultimately collected from advertisers and corporate sponsors and therefore may result in an inadequate allowance.

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

Intangible assets are comprised of goodwill that is required to be considered an indefinite-lived asset. Other separately identified definite-lived intangible assets include customer relationships, trademarks and tradenames. These assets are being amortized over their estimated useful lives. Customer relationships are amortized using the straight-line method over a period of 5 to 15 years, based on the estimated future economic benefit. Trademarks and tradenames are being amortized over 6 and 15 years, respectively, using a straight-line method, which approximates the estimated future economic benefit. For the three and nine months ended March 31, 2008, we recorded amortization expense of $0.2 million and $0.5 million, respectively, in connection with our definite-lived intangible assets.

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

For purposes of testing goodwill impairment, each of the Gwinnett Daily Post, Rockdale/Newton Citizen, and the Jonesboro Group are considered a separate reporting unit. There is no recorded goodwill associated with the Albany Herald.

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

Goodwill and intangibles, net of accumulated amortization, were approximately $25.4 million as of June 30, 2007 and $24.9 million as of March 31, 2008, of which, goodwill was approximately $18.4 million as of each date, respectively. The carrying value of goodwill and acquired intangibles, net of accumulated amortization, represented approximately 52% of our total assets as of March 31, 2008.

Deferred Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on certain deferred tax assets if it is more likely than not that some or all of these deferred tax assets will not be realized. We do not anticipate that all of our available net operating loss carryforward amounts for tax purposes obtained in the Merger will ultimately be realized, due to their expiration or other limitations on utilization. As a result, as of March 31, 2008, we have recognized a full valuation allowance on our net operating loss as well as all of our other net deferred tax assets. If and when we revise our estimate of the benefit expected to be derived from the net operating loss and other net deferred tax assets, the valuation allowance may be modified. Increases in the valuation allowance could increase the tax provision or decrease the tax benefit recognized in the period of the change in estimate. The net operating loss carryforwards for federal tax purposes begin to expire in 2018.

SFAS No. 109 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence was considered in judging the likelihood of realizing tax benefits. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses is one of the most difficult pieces of negative evidence to overcome in the absence of sufficient existing orders and backlog (versus forecasted future orders) supporting a return to profitability. During the second quarter of fiscal 2008, it became evident that our forecasts and profitability would not meet previously calculated projections. This lessened the weight that we could assign to future prospects for returning to consistent profitability. That, combined with recent cumulative net losses, represented sufficient negative evidence that was difficult for positive evidence to overcome under the evaluation guidance of SFAS No. 109. As a result, we concluded that is was appropriate in the second quarter of fiscal 2008 to establish a full valuation allowance for our net deferred tax assets. The effect was to reverse the benefit of net deferred tax assets that were recorded in prior years’ financial statements. These tax benefits will be available, prior to the expiration of carryforwards, to reduce future income tax expense resulting from earnings or increases in deferred tax liabilities. During the second quarter of fiscal 2008, we recorded a non-cash charge of $5.8 million (as much of our net operating loss deferred tax asset was used to offset taxable income created by the sale of Host) to provide a full valuation allowance for net deferred tax assets.

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

Recent Accounting Pronouncements

We adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on July 1, 2007. Previously, we had accounted for tax contingencies in accordance with SFAS 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies SFAS No. 109, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented.

At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open and determined there were no unrecognized tax benefits for which a liability would be required as of July 1, 2007. There have been no material changes in unrecognized tax benefits since July 1, 2007.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157,”Fair Value Measurements,” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant developed based on the best information available in the circumstances (unobservable inputs). The Company will adopt SFAS No. 157 as of July 1, 2008 for its financial assets and liabilities. Further, in February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2,”Effective Date of FASB Statement No. 157,” (FSP FAS 157-2”) which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008, which for the Company is Fiscal Year 2010. The Company is currently evaluating the impact FSP FAS 157-2 will have on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. Under SFAS No. 141R, an acquiring entity will be required to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. Under SFAS No.141R, certain items, including acquisition costs, will be generally expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date and subsequently measured at the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R also includes new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not determined the effect that adoption of SFAS No. 141R will have on our financial statements, since such effect is not reasonably estimable at this time.

Interest Rate and Market Rate Risk

We are exposed to changes in interest rates due to our financing of our acquisitions, investments and operations. Interest rate risk is present with both fixed and floating rate debt. Based on our debt profile as of March 31, 2008, a 100 basis point increase in market interest rates would increase interest expense and decrease pretax income (or increase pretax loss) by approximately $0.5 million annually. This amount was determined based on our floating rate debt. This amount does not include the effects of certain potential results of increased interest rates, such as reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in our financial structure that could occur if interest rates were higher.

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

We carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures performed pursuant to Rule 13a-15 under the Exchange Act. Based on their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management.

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

Although we expect our operating cash flow to provide adequate sources of capital to fund our working capital needs, we do not currently have adequate cash on hand to satisfy our debt obligations as they become due in 2009 and 2010. In order to meet these obligations, we will be required to restructure our credit facilities or refinance with another lender. Should we be unsuccessful in renegotiating these facilities, we will need to derive capital from alternate sources which may include any of the following: public equity offering, private placement, the issuance of additional shares or preferred stock or other means not yet identified. Should we not be successful in renegotiating our credit facility or otherwise derive the capital necessary to meet our debt and income tax obligations in 2009 and 2010, it will raise substantial doubt about our ability to continue as a going concern.

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

TRIPLE CROWN MEDIA, INC.

Date: May 14, 2008	by:	/s/ MARK G. MEIKLE
Mark G. Meikle Executive Vice President and Chief Financial Officer