Form 10-Q
period 2008-09-30
Triple Crown Media, Inc.
filed 2008-11-13
CIK 1333291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended September 30, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from                  to                 .

Commission file number 000-51636

Triple Crown Media, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3012824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

725A Old Norcross Rd, Lawrenceville, GA	30045
(Address of principal executive offices)	(Zip code)

(770) 338-7351

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act. (Check one):

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

Common Stock, $.001 par value

5,591,626 shares outstanding as of October 31, 2008

PART I. FINANCIAL INFORMATION

TRIPLE CROWN MEDIA, INC.

CONDENSED AND CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2008	September 30, 2008
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,095	$1,489
Accounts receivable, net	4,307	4,191
Inventories	435	573
Other receivables	5,100	5,100
Other current assets	820	702

Total current assets	11,757	12,055

Property and equipment	22,557	22,639
Less: accumulated depreciation	(15,545)	(15,826)

Property and equipment, net	7,012	6,813
Goodwill	12,625	12,625
Other intangible assets, net	6,343	6,177
Other assets	2,888	2,484

Total assets	$40,625	$40,154

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	20,193	71,277
Accounts payable	1,163	1,314
Accrued expenses	3,732	3,704
Federal and state income taxes payable	2,624	2,622
Deferred revenues	949	921

Total current liabilities	28,661	79,838
Long-term debt	50,609	—
Other liabilities	4,321	4,303
Series B redeemable preferred stock, $.001 par value (authorized 20,000 shares; issued and outstanding 6,050 shares; $6,050 liquidation value)	4,607	4,630

Total liabilities	88,198	88,771

Series A redeemable, convertible preferred stock, $.001 par value (authorized 50,000 shares; issued and outstanding 20,890 shares; $20,890 liquidation value)	17,389	17,453

Stockholders’ deficit:
Common stock, par value $.001 (authorized 25,000 shares issued and outstanding 5,187 and 5,420 shares, respectively)	6	6
Additional paid-in capital	7,170	7,212
Accumulated deficit	(71,174)	(72,728)
Other comprehensive loss	(964)	(560)

Total Stockholders’ deficit	(64,962)	(66,070)

	$40,625	$40,154

See notes to condensed consolidated financial statements.

TRIPLE CROWN MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three months ended September 30,
	2007	2008
	(Unaudited)	(Unaudited)
Operating revenues	$11,958	$10,424
Expenses:
Operating expenses before depreciation and amortization
Publishing	8,539	7,863
Corporate and administrative	1,274	675
Depreciation	270	284
Amortization	165	207

	10,248	9,029

Operating income	1,710	1,395

Other expenses:
Interest expense related to Series B preferred stock	(114)	(114)
Interest expense, other	(3,505)	(2,153)
Debt issue cost amortization	(321)	(405)

Loss from continuing operations before income taxes	(2,230)	(1,277)
Income tax benefit	(20)	—

Loss from continuing operations	(2,210)	(1,277)
Discontinued operations:
Loss from discontinued operations, net	(24,012)	—

Net loss	(26,222)	(1,277)

Series A preferred stock dividends accrued	(272)	(273)

Net loss available to common stockholders	$(26,494)	$(1,550)

Basic and diluted per share information:
Loss from continuing operations	$(0.42)	$(0.23)
Loss from discontinued operations, net of tax	$(4.51)	$—
Net loss	$(4.93)	$(0.23)
Net loss available to common shareholders	$(4.98)	$(0.28)

Weighted-average shares outstanding	5,319	5,592

See notes to condensed consolidated financial statements.

TRIPLE CROWN MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Quarter Ended September 30, 2007 and 2008

(Amounts in thousands)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(26,222)	$(1,277)
Loss from discontinued operations	(24,012)	—

Loss from continuing operations	$(2,210)	$(1,277)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	270	282
Amortization and impairment charges	486	166
Accretion of preferred stock	114	87
Stock compensation expense	227	42
Deferred income taxes	(243)	—
Changes in operating assets and liabilities:
Accounts receivable	(145)	116
Inventories	(49)	(138)
Other current assets	(594)	118
Accounts payable and accrued expenses	(690)	527
Deferred revenue	(10)	(28)
Other assets and liabilities	832	109

Net cash (used in) provided by continuing operations	(2,012)	4
Net cash used in discontinued operations	(4,977)	—

Net cash (used in) provided by operating activities	(6,989)	4

Investing activities:
Purchases of property and equipment	(21)	(85)

Net cash used in continuing operations	(21)	(85)
Net cash used in discontinued operations	(152)	—

Net cash used in investing activities	(173)	(85)

Financing activities:
Proceeds from borrowings on revolving line of credit	9,950	475
Repayments of borrowings on debt	(221)	—

Net cash provided by continuing operations	9,729	475
Net cash used in discontinued operations	—	—

Net cash provided by financing activities	9,729	475

Increase in cash and cash equivalents	2,567	394

Cash and cash equivalents, beginning of period	166	1,095

Cash and cash equivalents, end of period	$2,733	$1,489

See notes to condensed consolidated financial statements.

TRIPLE CROWN MEDIA, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Triple Crown Media, Inc., or the Company, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009, or fiscal 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the twelve months ended June 30, 2008, or fiscal 2008.

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

Valuation and Impairment Testing of Intangible Assets – In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we do not amortize goodwill and certain intangible assets with indefinite useful lives. Instead, SFAS 142 requires that we review goodwill and intangible assets deemed to have indefinite useful lives for impairment on at least an annual basis. We perform the annual impairment review during the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate that such assets might be impaired.

Intangible assets are comprised of goodwill that is required to be considered an indefinite-lived asset. Other separately identified definite-lived intangible assets include customer relationships, trademarks and trade names. These assets are being amortized over their estimated useful lives. Customer relationships are amortized using the straight-line method over a period of 5 to 15 years, based on the estimated future economic benefit. Trademarks and trade names are being amortized over 6 and 15 years, respectively, using a straight-line method, which approximates the estimated future economic benefit. For the three months ended September 30, 2008, we recorded amortization expense of $0.2 million in connection with our definite-lived intangible assets.

We recorded a goodwill impairment charge of $23.7 million to reduce the carrying value of the Host and Pinnacle businesses to fair value less cost to sell during the first quarter of fiscal 2008.

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

Loss Per Share – Basic loss per share excludes any dilutive effects of stock options, convertible preferred stock and accrued preferred stock dividends potentially paid in common stock. In periods where they are anti-dilutive, such amounts are excluded from the calculation of dilutive earnings (loss) per share.

The number of shares used to calculate basic earnings per share in the condensed consolidated statement of operations for the three months ended September 30, 2007 of 5,319,248 was based on the weighted average number of shares outstanding for such period, whereas such amount for the three months ended September 30, 2008 was based on the weighted average number of shares outstanding for such period of 5,591,626.

Due to the net loss for the three months ended September 30, 2008 and 2007, potentially dilutive stock options, unvested restricted stock and convertible preferred stock would have been anti-dilutive; therefore, diluted earnings per share is equal to basic earnings per share.

Reclassifications – Certain amounts included in the consolidated financial statements for prior years have been reclassified from their original presentation to conform with the current year presentation.

NOTE 2 – TRANSACTIONS WITH AFFILIATED COMPANIES

Insurance Contract with Georgia Casualty & Surety Co. – Effective December 30, 2005, we obtained certain workers’ compensation insurance coverage under an insurance contract with Georgia Casualty & Surety Co., or Georgia Casualty, which was a wholly owned subsidiary of Atlantic American Corporation, a publicly traded company in which J. Mack Robinson (a significant shareholder) and certain of his affiliates have a substantial ownership interest, and a company of which Hilton H. Howell, a member of our board of directors and Mr. Robinson’s son-in-law, is an executive officer (as of March 31, 2008, Georgia Casualty was no longer a subsidiary of Atlantic American and thus no longer an affiliated company). For the three months ended September 30, 2007, our workers’ compensation insurance expense attributable to our insurance contract with Georgia Casualty was approximately $0.02 million.

NOTE 3 – LONG-TERM DEBT AND LIQUIDITY

Long-term debt outstanding as of June 30, 2008 and September 30, 2008 consists of the following (amounts in thousands):

	June 30, 2008	September 30, 2008
First lien senior term loan	$21,280	$21,323
Second lien senior term loan	30,229	30,382
First lien revolving credit facility	19,293	19,572

	$70,802	$71,277

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

At September 30, 2008, the First Lien Term Loan Facility and the Second Lien Credit Facility were fully drawn. Amounts drawn on the First Lien Revolving Credit Facility as of June 30, 2008 and September 30, 2008 were $19.3 million and $19.6 million, respectively. As of September 30, 2008 we had $0.4 million available under our revolving credit facility.

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

On November 9, 2007, we entered into the third amendment to our Credit Facilities due, in part, to our failure to meet our financial covenants. Pursuant to these amendments, our lenders agreed to temporarily suspend, on a retroactive basis, the requirement for us to comply with all financial covenants contained therein for the period September 30, 2007 through November 15, 2007. Subsequent to the consummation of the Host and Pinnacle transactions, we were required to remain in compliance with our leverage covenants. We were in compliance with our covenants as of December 31, 2007; however, our forecasts indicated that we would not be in compliance with future covenants and, accordingly, we sought to further amend our covenants.

On February 15, 2008 we executed our fourth amendment to the First Lien Term Loan Facility. Pursuant to the amendment, borrowings associated with Base Rate and Eurodollar advances will be charged interest at rates of 4.50% and 5.50% per annum, respectively, provided that the Base Rate and Eurodollar Rate (as defined) cannot fall below 4.00% and 3.00%, respectively. The amendment also provides for a reduction in the First Lien Leverage Coverage, Fixed Charge Coverage and Interest Coverage Ratios for each quarter ending through September 30, 2009. Capital expenditures cannot exceed $500,000 for any four consecutive quarters. We were in compliance with our loan covenants as of June 30, 2008; however we failed to meet certain loan covenants for the quarter ended September 30, 2008. As a result of not meeting certain of these loan covenants, our lenders have the option to call our debt at any time. Accordingly, we have classified all of our First Lien Term Loan Facility debt as a current liability as of September 30, 2008.

On February 15, 2008 we executed our fourth amendment to the Second Lien Credit Facility. Pursuant to the amendment, borrowings associated with Base Rate and Eurodollar advances will be charged interest at rates of 11.00% and 12.00% per annum, respectively, provided that the Base Rate and Eurodollar Rate cannot fall below 4.00% and 3.00%, respectively. The amendment also provides for a reduction in the Leverage Ratio for each quarter ending through September 30, 2009. Capital expenditures cannot exceed $500,000 for any four consecutive quarters. We were in compliance with our loan covenants as of June 30, 2008; however we failed to meet certain loan covenants for the quarter ended September 30, 2008. As a result of not meeting certain of these loan covenants, our lenders have the option to call our debt at any time. Accordingly, we have classified all of our Second Lien Credit Facility debt as a current liability as of September 30, 2008.

We incurred $0.6 million of bank fees to execute the fourth amendment to the First Lien Term Facility and the Second Lien Credit Facility which were executed in 2008. These costs were capitalized and will be amortized over the remaining life of the credit facilities with the previously capitalized debt costs.

As of September 30, 2008 and October 23, 2008, we had $0.4 million available under our line of credit. Due to our failing certain loan covenants, our lenders have the option to call our debt at any time. As a result of not meeting these covenants, we have classified all of our loan facility debt as a current liability to reflect the option our lenders have to call our debt at any time. We are currently negotiating with our lenders to restructure our credit facilities, waive these violations, and/or reset the due dates of this debt. If we are not successful in restructuring our credit facilities to alleviate the possibility of our banks calling our debt at any time we may not have sufficient liquidity to operate. We cannot predict the outcome of these negotiations at this time.

NOTE 4 – INCOME TAXES

The difference between the federal statutory tax rate of 34% and the effective tax rate of 1% for the three months ended September 30, 2007 is primarily due to a non-deductable goodwill impairment charge as well as other non-deductable expenses such as interest expense related to our Series B preferred stock and other permanent differences. The difference between the federal statutory rate of 34% and the effective tax rate of 0% for the three months ended September 30, 2008 is due the fact that we have no projected taxable income resulting in no current tax provision as well as our deferred tax items being fully reserved resulting in no deferred tax provision. We currently believe our effective income tax rate for fiscal 2008 will be approximately 0%, excluding potential effects of changes in judgments as to the potential realization of deferred tax assets and state income tax adjustments. Permanent differences are expected to represent a high percentage of our income before income taxes for fiscal 2008. Income before income taxes is estimated based on expected operating performance which may vary from actual operating performance. As a result, our effective tax rate for fiscal 2008 may vary significantly from the effective tax rate for the three months ended September 30, 2008.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on July 1, 2007. Previously, we had accounted for tax contingencies in accordance with SFAS 5, Accounting for Contingencies. As required by FIN 48, which clarifies Statement 109, “Accounting for Income Taxes”, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented.

At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open and determined there were no unrecognized tax benefits for which a liability would be required as of July 1, 2007. There have been no material changes in unrecognized tax benefits since July 1, 2007.

NOTE 5 – DISCONTINUED OPERATIONS

Host; Pinnacle

On September 28, 2007, we committed to a plan to sell Host and Pinnacle comprising our Collegiate Marketing and Association Management businesses and ultimately completed this sale on November 15, 2007. Accordingly, as of September 30, 2007 the corresponding assets and liabilities have been classified as current discontinued operations. We also have classified our operating results for these businesses as discontinued operations. We incurred a goodwill impairment charge of $23,739 to reduce the carrying value of these businesses to fair value less costs to the sell.

Summary operating results for Host and Pinnacle were as follows (amounts in thousands):

September 30, 2007
Operating revenue	17,983
Loss before taxes	(24,224)
Income tax (benefit) expense	(212)
Loss, net of tax	(24,012)

NOTE 6 – PREFERRED STOCK

As of September 30, 2008, 20,890 shares of our series A redeemable, convertible preferred stock (which we refer to as Series A Preferred Stock) were outstanding, having an aggregate face value of $20.9 million and a carrying value of $17.5 million at September 30, 2008, all of which are convertible into shares of our common stock (a) at the holder’s option, at any time after December 30, 2006, or (b) at our option, upon a change of control or liquidation event at a conversion price equal to $16.54 per share. Each holder of the Series A Preferred Stock is entitled to receive dividends at an annual rate of $40 per share in cash or in additional shares of Series A Preferred Stock, at our option. We currently do not anticipate that cash dividends will be paid for the foreseeable future. The liquidation and redemption price of the Series A Preferred Stock is $1,000 per share and dividends are cumulative. We have the option to redeem the Series A Preferred Stock at any time after December 30, 2010 at the liquidation value, which includes accrued dividends, but in any case we are required to redeem all outstanding shares of Series A Preferred Stock by August 2, 2020. As of September 30, 2008, all outstanding shares of Series A Preferred Stock were held by J. Mack Robinson, who also beneficially owns approximately 9% of our outstanding common stock, and affiliated companies.

As of September 30, 2008, 6,050 shares of our series B convertible preferred stock (which we refer to as Series B Preferred Stock) were outstanding, having an aggregate face value of $6.1 million and a carrying value of $4.6 million at September 30, 2008, all of which are convertible into shares of our common stock at our option, upon a change of control or liquidation event at a conversion price equal to $16.54 per share. The holder of the Series B Preferred Stock is entitled to receive dividends at an annual rate of $60 per share in cash or in additional shares of Series B Preferred Stock, at our option. We currently do not anticipate that cash dividends will be paid for the foreseeable future. The liquidation and redemption price of the Series B Preferred Stock is $1,000 per share and dividends are cumulative. We have the option to redeem the Series B Preferred Stock at any time after December 31, 2010 at the liquidation value, which includes accrued dividends, but in any case we are required to redeem all outstanding shares of Series B Preferred Stock by August 2, 2021. As of September 30, 2008, all shares of Series B Preferred Stock were held by Mr. Robinson and affiliated companies.

All shares of preferred stock rank, as to payment of dividends and as to distribution of assets upon our liquidation or dissolution, on a parity with all other currently issued preferred stock and any preferred stock issued by us in the future, and senior to our currently issued common stock and any common stock issued in the future. The difference between the carrying value and face value of each series of preferred stock will be accreted using the interest method through the applicable mandatory redemption date of the series of preferred stock. Accordingly, for the three months ended September 30, 2008, accretion in the amount of approximately $0.06 million was recognized as a component of Series A Preferred Stock dividends accrued and $0.02 was recognized as interest expense related to Series B Preferred Stock, respectively.

NOTE 7 – OTHER COMPREHENSIVE LOSS

A reconciliation of net loss to comprehensive loss follows (amounts in thousands):

	Three Months Ended September 30,
	2007	2008
Net loss	$(26,222)	$(1,277)
Other comprehensive (loss) income, change in the valuation of an interest rate swap agreement, net of tax	(318)	404

Comprehensive loss	$(26,540)	$(873)

We entered into an interest rate swap agreement in February 2006, effective June 6, 2006, to manage our debt profile. Changes in the value of this interest rate swap agreement, as determined by the interest rates as of the beginning and end of each reporting period, results in comprehensive income or loss during the life of the swap agreement.

NOTE 8 – EMPLOYEE BENEFIT PLANS

Stock Options and Other Equity Compensation Plans – In November 2005, we adopted our 2005 Long-Term Incentive Plan, referred to as the 2005 Incentive Plan. We have reserved 1.0 million shares of our common stock under the 2005 Incentive Plan for the issuance of stock options, restricted stock awards, stock appreciation rights and performance awards, pursuant to which certain awards are granted. The terms and conditions of such awards are determined at the sole discretion of our board of directors or a committee designated by the Board to administer the plan. We provide previously unissued shares of our common stock to a participant upon a participant’s exercise of vested options. Of the 1.0 million shares authorized, approximately 0.3 million shares are available for future grants as of September 30, 2008.

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

In accordance with SFAS 123(R), we recognized non-cash share-based compensation expenses as follows (amounts in thousands):

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008
Non-Cash Share-Based Compensation Expense
Stock Options	$68	$28
Restricted Stock	105	14

Non-Cash Stock Compensation Expense	173	42
Less: Related Income Tax Benefit	(52)	—

Non-Cash Share-Based Compensation Expense, net of taxes	$121	$42

Earnings Per Share	$(0.02)	$(0.01)

Income Tax Benefit Per Share	$0.01	$—

The non-cash share-based compensation expenses were based on the fair values of stock options and restricted stock. For the three months ended September 30, 2007 and 2008, the expense was included in the unaudited consolidated statements of operations as corporate and administrative expenses.

We value stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. In determining the expected term, we separate groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations. The option-pricing model requires the input of highly subjective assumptions, such as those listed below. The volatility rates are based on historical stock prices. The expected life of options granted are based on historical data, which, as of September 30, 2008, is a partial option life cycle, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards.

We periodically review the assumptions used to value our stock options. The fair values of options granted were estimated on the date of grant using the following assumptions:

Grant Date	Weighted Average Expected Volatility	Expected Life (Years)	Expected Dividend Yield	Risk-Free Interest Rate
4/27/2006	33.6%	5.75	0%	4.79%
11/29/2006	33.6%	5.75	0%	4.51%

The strike price of options granted April 27, 2006 and November 29, 2006 were $5.43 and $6.90, respectively. The weighted-average grant date fair value of options granted April 27, 2006 and November 29, 2006 were $2.25 and $2.79 per share, respectively. Shares granted April 27, 2006 vest 33% annually as of each June 30 from June 30, 2007 through 2009. Shares granted November 29, 2006 vest 33% annually as of each November 29 from November 29, 2007 through 2009. As of September 30, 2008, there was approximately $0.1 million in non-cash share-based compensation cost related to non-vested awards not yet recognized in our consolidated statements of operations. This cost is expected to be recognized over a weighted-average period of 1.3 years. No shares were forefeited, no shares vested and no shares were exercised during the three months ended September 30, 2008.

As a result of the Merger and the resulting exchange of options to purchase Bull Run common stock for options to purchase shares of our common stock, certain of our employees hold options to acquire shares of our common stock at exercise prices ranging from $40.14 to $1,513.85 per share. All of these options were fully vested as of the date of the Merger. As of September 30, 2008, options for 3,925 shares were outstanding, having a weighted-average exercise price of $461.88 per share and a weighted-average remaining life of 2.6 years. During the three months ended September 30, 2008, no options were forfeited, no shares vested and no shares were exercised.

In connection with the grant of restricted stock, the fair market value of our common stock on the date the awards were granted, net of expected forfeitures, represents unrecognized deferred share-based compensation, which is being amortized on a straight-line basis over the probable vesting periods of the underlying awards. In February 2006, each of the seven members of our board of directors received an award of 5,000 shares of our common stock, subject to a vesting schedule whereby 1,000 shares vest annually as of each December 31 from December 31, 2006 through 2010. On February 21, 2007, pursuant to an employment agreement with our Chief Executive Officer, 120,000 shares of restricted stock were granted to Thomas J. Stultz subject to a vesting schedule whereby 30,000 shares vest annually as of each February 21 from February 21, 2008 through 2011 and 55,000 shares of restricted stock were granted on July 1, 2007 which will vest on February 21, 2012. On November 15, 2007, we and Tom Stultz entered into a severance and consulting agreement as a result of our sale of Host. Accordingly, we recorded a $1.3 million charge to discontinued operations to account for the accelerated vesting of the restricted stock previously granted. This agreement also contained other provisions in which we recognized an expense in the statement of operations, namely cash compensation in the amount of $0.6 million. The amount was paid on a biweekly basis through September 2008. As of September 30, 2008, $0.1 million of share-based compensation expense related to restricted stock remains to be amortized. This remaining cost is expected to be recognized over a weighted-average period of 1.7 years.

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

NOTE 10 – ADOPTION OF SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements, (“SFAS No. 157”).” On February 14, 2008, FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP FAS 157-2”) was issued. This FSP defers application of SFAS No. 157 for non-financial assets and liabilities to years beginning after November 15, 2008 (beginning with our fiscal year ending June 30, 2010). SFAS No. 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. As of July 1, 2008, we adopted the required provisions of SFAS No. 157, as amended by FSP No. 157-2. Those provisions relate to our financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities. This statement provides a definition of fair value, establishes a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures and requires certain disclosures about fair values used in financial statements. There are three levels of inputs to fair value measurements: Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning observable inputs other than Level 1, including quoted prices for similar assets or liabilities, quoted prices in less active markets or other observable inputs that can be corroborated by observable market data, as well as derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data; and Level 3, meaning the use of unobservable inputs. Observable market data should be used when available.

We apply fair value accounting to our derivative financial instrument in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (FASB No. 133”). The following table shows the assets and liabilities measured at fair value that are included in the accompanying condensed consolidated balance sheets as of September 30, 2008 and the fair value hierarchy level, as defined in SFAS No. 157 (in thousands):

	September 30, 2008
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Total Assets	$—	$—	$—	$—

Liabilities
Derivative financial instrument	$—	$560	$—	$560

Total Liabilities	$—	$560	$—	$560

The adoption of SFAS No. 157 did not have a significant impact on our consolidated financial statements.

NOTE 11 – GOING CONCERN

Our financial statements for the year ended June 30, 2008 (Item 8 Note 18) explain the factors that raised substantial uncertainty regarding our ability to continue as a going concern for a period of one year from the date of those financial statements. As of September 30, 2008 we have negative working capital of approximately $68 million and we failed to meet certain loan covenants contained in our loan agreements. As a result of not meeting these covenants, we have classified all of our loan facility debt as a current liability to reflect the option our lenders have to call our debt at any time. We are currently negotiating with our lenders to restructure our credit facilities, waive these violations and/or reset the due dates of this debt. Additionally, the sale of Host and Pinnacle in fiscal year 2008 resulted in $2.6 million of tax liabilities which began to come due on September 15, 2008. In order to meet these tax obligations we have been negotiating with the appropriate authorities to arrange payment plans to spread these payments over an extended period of time. If we are not successful in some or all of the following, we may not have sufficient liquidity to operate: 1) generate positive operating cash flow to meet our current operating obligations as they become due; 2) restructure our credit facilities to alleviate the possibility of our banks calling our debt at any time and; 3) in the case of our tax obligations, successfully renegotiating our payment plans with the taxing authorities. We cannot predict the outcome of any of these matters at this time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

All references to Triple Crown Media, Inc., “TCM,” “we,” “us,” or “our” refer to the consolidated businesses. For information related to the Spin-Off and Merger, refer to Note 1 to the condensed consolidated financial statements contained in Item 1 of this quarterly report on Form 10-Q.

We sold our Wireless business, operated as GrayLink, LLC, on June 22, 2007. In addition, on September 28, 2007, we committed to a plan to sell Host Communications, Inc., or Host, and Pinnacle Sports Productions, LLC, or Pinnacle, comprising our Collegiate Marketing and Association Management businesses and ultimately completed this sale on November 15, 2007. Accordingly, we have reclassified the results of operations and financial position of these segments to discontinued operations in this Form 10-Q.

Following the consummation of the Merger on December 30, 2005, we were comprised of the Newspaper Publishing and Wireless segments formerly owned and operated by Gray Television, Inc. , plus the Collegiate Marketing and Production Services segment and Association Management Services segment acquired in the Merger, both of which are operated by a wholly owned subsidiary, Host.

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

Industrywide, newspaper subscriber circulation levels have been slowly declining. From September 30, 2007 to September 30, 2008, our aggregate daily circulation has declined approximately 2.0%.

Our Newspaper Publishing operations’ primary operating expenses are employee compensation, related benefits and newsprint costs. Our Newspaper Publishing operations have experienced significant variability in its newsprint costs in recent years. Historically, for the newspaper publishing industry, the price of newsprint has been cyclical and volatile. The industry average price for the three months ended September 30, 2008 and 2007 was $735 and $572 per metric ton, respectively. Prices fluctuate based on factors that include both foreign and domestic production capacity and consumption. Price fluctuations can have a significant effect on our results of operations. We seek to manage the effects of increases in prices of newsprint through a combination of technology improvements, page width and page count reductions, inventory management and advertising and circulation price increases. In addition, newspaper production costs are variable based on circulation and advertising volumes.

Going Concern

Our financial statements for the year ended June 30, 2008 (Item 8 Note 18) explain the factors that raised substantial uncertainty regarding our ability to continue as a going concern for a period of one year from the date of those financial statements. As of September 30, 2008 we have negative working capital of approximately $68 million and we failed to meet certain loan covenants contained in our loan agreements. As a result of not meeting these covenants, we have classified all of our loan facility debt as a current liability to reflect the option our lenders have to call our debt at any time. We are currently negotiating with our lenders to restructure our credit facilities, waive these violations and/or reset the due dates of this debt. Additionally, the sale of Host and Pinnacle in fiscal year 2008 resulted in $2.6 million of tax liabilities which began to come due on September 15, 2008. In order to meet these tax obligations we have been negotiating with the appropriate authorities to arrange payment plans to spread these payments over an extended period of time. If we are not successful in some or all of the following, we may not have sufficient liquidity to operate: 1) generate positive operating cash flow to meet our current operating obligations as they become due; 2) restructure our credit facilities to alleviate the possibility of our banks calling our debt at any time and; 3) in the case of our tax obligations, successfully renegotiating our payment plans with the taxing authorities. We cannot predict the outcome of any of these matters at this time.

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

Revenues

Set forth below are the principal types of revenues derived by our continuing operations for the three months ended September 30, 2007 and 2008 and the percentage contribution of each to our total revenues (dollars in thousands):

	Three Months Ended September 30,
	2007		2008
	Amount	%	Amount	%
Publishing:
Retail Advertising	$6,246	52.2%	$5,408	51.9%
Classifieds	4,130	34.5%	3,524	33.8%
Circulation	1,202	10.1%	1,135	10.9%
Other	380	3.2%	357	3.4%

Total Revenues	$11,958	100.0%	$10,424	100.0%

Results of Operations

Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements for the three months ended September 30, 2007 and 2008, which are contained herein.

Revenues. Revenues for the three months ended September 30, 2008 decreased from approximately $12.0 million for the three months ended September 30, 2007 to approximately $10.4 million. Revenue was down throughout all our revenue categories except legal advertising which was up $.50 million or 40% when compared to the prior year. The increase was due in large part to record foreclosures in Gwinnett, Rockdale, Clayton and Henry counties. Advertising decreases in general can be attributed to economic trends over the past year.

Operating Expenses. Operating expenses, before depreciation and amortization, for the three months ended September 30, 2008 decreased 7.9% to approximately $7.9 million compared to approximately $8.5 million for the three months ended September 30, 2007. The decrease is primarily due to a reduction in payroll and related expenses. Payroll and related expense decreased 14.6% to approximately $3.4 million for the three months ended September 30, 2008 compared to approximately $3.9 million for the three months ended September 30, 2007. A contributing factor to the decrease is a result of a reduction of headcount from 383 as of September 30, 2007 to 329 as of September 30, 2008. This includes a reduction in force of 20 people in the fourth quarter of fiscal 2008. Another contributing factor is lower amounts being paid in commissions and bonuses over the course of the year which is directly tied to lower revenue amounts.

Corporate and administrative expenses for the three months ended September 30, 2008 were approximately $0.7 million compared to $1.3 million for the three months ended September 30, 2007. The decrease was due to the elimination of headcount and restructuring of corporate duties after the sale of Host.

Depreciation of property and equipment totaled approximately $0.3 million for each of the three months ended September 30, 2008 and 2007.

Amortization expense in connection with definite-lived intangible assets acquired in the acquisition of the Jonesboro Group was approximately $0.2 million for each of the three months ended September 30, 2008 and 2007.

Interest expense. Interest expense incurred in connection with our Credit Facilities was approximately $2.2 million and $3.5 million for the three months ended September 30, 2008 and 2007, respectively. The reduction in interest expense was mainly due to a principal payment on the first lien of $65.5 million after the sale of Host, which occurred midway through fiscal 2008.

Debt issue cost amortization. Amortization of costs incurred in connection with our Credit Facilities was approximately $0.4 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively.

Income tax benefit. Income tax benefit was approximately $0 and $20,000 for the three months ended September 30, 2008 and 2007, respectively. The difference between the federal statutory tax rate of 34% and the effective tax rate of 1% for the three months ended September 30, 2007 is primarily due to a non-deductable goodwill impairment charge as well as other non-deductable expenses such as interest expense related to our Series B preferred stock and other permanent differences. The difference between the federal statutory rate of 34% and the effective tax rate of 0% for the three months ended September 30, 2008 is due to the fact that we have no projected taxable income resulting in no current tax provision as well as our deferred tax items being fully reserved resulting in no deferred tax provision. We currently believe our effective income tax rate for fiscal 2008 will be approximately 0%, excluding potential effects of changes in judgments as to the potential realization of deferred tax assets and state income tax adjustments. Permanent differences are expected to represent a high percentage of our income before income taxes for fiscal 2008. Income before income taxes is estimated based on expected operating performance which may vary from actual operating performance. As a result, our effective tax rate for fiscal 2008 year may vary significantly from the effective tax rate for the three months ended September 30, 2008.

Discontinued Operations. Loss from discontinued operations of $24.0 million and $0 was reported net of tax separate of continuing operations as of September 30, 2007 and 2008, respectively. The $24.0 million loss for the three months ended September 30, 2007 included a $23.7 million impairment charge.

Net loss available to common shareholders. Our net loss available to common shareholders is approximately $1.5 million and $26.5 million for the three months ended September 30, 2008 and 2007, respectively. The results for the three months ended September 30, 2007 included the losses associated with the discontinued operations of Host and Pinnacle, approximating $24.0 million.

General

The following tables present data that we believe is helpful in evaluating our liquidity and capital resources (amounts in thousands):

	Three Months Ended September 30,
	2007	2008
Net cash (used in) provided by continuing operations	$(2,012)	$4
Net cash used in discontinued operations	(4,977)	—
Net cash (used in) provided by operating activities	(6,989)	4
Net cash used in continuing operations	(21)	(85)
Net cash used in discontinued operations	(152)	—
Net cash used in investing activities	(173)	(85)
Net cash provided by continuing operations	9,729	475
Net cash used in discontinued operations	—	—
Net cash provided by financing activities	9,729	475

Net increase in cash and cash equivalents	$2,567	$394

	June 30, 2008	September 30, 2008
Cash and cash equivalents	$1,095	$1,489
Long-term debt, including current portion	$70,802	$71,277

Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007

Net cash used in operating activities increased approximately $7.0 million for the three months ended September 30, 2008 compared to the corresponding quarter of the previous year. The change is primarily attributable to: the absence of the effect of discontinued operations, reduced corporate overhead and lower interest expense.

Net cash used in investing activities increased approximately $0.1million for the three months ended September 30, 2008 primarily due to the absence of the effect of discontinued operations.

Net cash provided by financing activities decreased approximately $9.3 million for the three months ended September 30, 2008 primarily due to less borrowing on our revolving line of credit. Less borrowings were needed due to improved performance as noted above and the absence of discontinued operations for the three months ended September 30, 2008.

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

Contractual Obligations as of September 30, 2008 (Dollars in thousands)

	Payment Due by Period
Contractual Obligations	Total	Year 1	Years 2-3	Years 4-5	More than 5 Years
Long-term debt obligations	$71,277	$71,277	$—	$—	$—
Interest Obligations (1)	$19,297	7,642	9,426	2,229	—
Operating lease obligations (2)	$2,074	542	844	593	95

	$92,648	$79,461	$10,270	$2,822	$95

(1)	Interest obligations assume the current contract LIBOR rate in effect at the date of this Form 10-K, as adjusted for the fixed interest rate under the interest rate swap agreement for the period during which the interest rate swap agreement will be effective. Interest obligations are presented through the maturity dates of each component of the credit facilities.
(2)	Operating lease obligations represent payment obligations under non-cancelable lease agreements classified as operating leases and disclosed pursuant to SFAS No. 13, “Accounting for Leases,” as may be modified or supplemented. These amounts are not recorded as liabilities as of the current balance sheet date. Operating lease obligations are presented net of future receipts on contracted sublease arrangements totaling approximately $2 million as of September 30, 2008.

Dividends on Series A preferred stock and Series B preferred stock are payable annually at an annual rate of $40 and $60 per share, respectively, in cash or with the issuance of the respective preferred stock, at our option. If we were to fund dividends accruing during the three months ended September 30, 2008 in cash, the total obligation would be approximately $3.3 million based on the number of shares of Series A and Series B preferred stock outstanding as of September 30, 2008.

We currently anticipate that the cash requirements for capital expenditures, operating lease commitments and working capital with respect to the Newspaper Publishing business over the next few years will be generally consistent, in the aggregate, with historical levels and would likely be funded from cash provided by operating activities. In the aggregate, total capital expenditures are not expected to exceed $0.5 million for the twelve months ended September 30, 2009.

On December 30, 2005, we entered into a senior secured credit facility, with Wachovia Bank, National Association (“Wachovia”), among others, for debt financing in an aggregate principal amount of up to $140 million, consisting of a 4-year $20 million revolving credit facility (the “First Lien Revolving Credit Facility”), a 4.5-year $90 million first lien term loan (the “First Lien Term Loan Facility” and, together with the First Lien Revolving Credit Facility, the “First Lien Credit Facility”) and a 5-year $30 million second lien term loan (the “Second Lien Credit Facility” and, together with the First Lien Credit Facility, the “Credit Facilities”). The interest rate is based on the bank lender’s base rate (generally reflecting the lender’s prime rate) or LIBOR plus in each case a specified margin, and for revolving and first lien term loan advances, the margin is based upon our debt leverage ratio as defined in the agreement. On September 18, 2006, we amended the Credit Facilities in conjunction with our acquisition of Pinnacle. Pursuant to the amendment, amounts under the First Lien Revolving Credit Facility may be borrowed, repaid and reborrowed by us from time to time until maturity. Interest for borrowings under the First Lien Revolving Credit Facility is currently based, at our option, on either (a) 2.25% per annum plus the higher of (1) the prime rate of interest announced or established by Wachovia from time to time and (2) the Federal funds rate plus 0.50% per annum (the “Base Rate”) or (b) 3.25% per annum plus the applicable London Interbank Offered Rate (“LIBOR”) rate for Eurocurrency borrowings. If and when we meet certain leverage ratio criteria under the First Lien Credit Facility, our interest rate may decline at .25% increments to (a) 1.50% per annum above the Base Rate or (b) 2.50% per annum above the applicable LIBOR rate for Eurocurrency borrowings. We currently anticipate that we will not qualify for a reduction in our Base Rate of LIBOR applicable margins of 2.25% and 3.25%, respectively, for at least the next year. Interest for borrowings under the First Lien Term Credit Facility is based, at our option, on either (a) 2.50% per annum plus the higher of (1) the prime rate of interest announced or established by Wachovia from time to time, and (2) the Federal funds rate plus 0.50% per annum (the “Base Rate”) or (b) 3.50% per annum plus the applicable LIBOR rate for Eurocurrency borrowings, subject to adjustment based on our credit ratings assigned by Standards & Poors and Moody’s. Interest under the Second Lien Credit Facility is based upon (a) 8.50% per annum above the Base Rate or (b) 9.50% per annum above the applicable LIBOR rate for Eurocurrency borrowings, subject to adjustment based on our credit ratings assigned by Standards & Poors and Moody’s. As of September 30, 2008, the interest rates on the First Lien Term Loan Facility and the Second Lien Credit Facility were approximately 9.5% and 14.65%, respectively. At September 30, 2008, the First Lien Term Loan Facility and the Second Lien Credit Facility were fully drawn. At September 30, 2008 and June 30, 2008, $17.6 million and $19.3 million were drawn on the First Lien Revolving Credit Facility, respectively.

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

On February 15, 2008 we executed our Fourth Amendment to the First Lien Term Loan Facility. Pursuant to the amendment, borrowings associated with Base Rate and Eurodollar advances will be charged interest at rates of 4.50% and 5.50% per annum, respectively, provided that the Base Rate and Eurodollar Rate (as defined) cannot fall below 4.00% and 3.00%, respectively. The amendments also provides for a reduction in the First Lien Leverage Coverage, Fixed Charge Coverage and Interest Coverage Ratios for each quarter ending through September 30, 2009. Capital expenditures cannot exceed $500,000 for any four consecutive quarters. We were in compliance with our loan covenants as of June 30, 2008; however we failed to meet certain loan covenants for the quarter ended September 30, 2008. As a result of not meeting certain of these loan covenants, our lenders have the option to call our debt at any time. Accordingly, we have classified all of our First Lien Term Loan Facility debt as a current liability as of September 30, 2008.

On February 15, 2008 we executed our Fourth Amendment to the Second Lien Credit Facility. Pursuant to this amendment, borrowings associated with Base Rate and Eurodollar advances will be charged interest at rates of 11.00% and 12.00% per annum, respectively, provided that the Base Rate and Eurodollar Rate cannot fall below 4.00% and 3.00%, respectively. The amendment also provides for a reduction in the Leverage Ratio for each quarter ending through September 30, 2009. Capital expenditures cannot exceed $500,000 for any four consecutive quarters. We were in compliance with our loan covenants as of June 30, 2008; however we failed to meet certain loan covenants for the quarter ended September 30, 2008. As a result of not meeting certain of these loan covenants, our lenders have the option to call our debt at any time. Accordingly, we have classified all of our Second Lien Credit Facility debt as a current liability as of September 30, 2008.

We incurred $0.6 million of bank fees to execute the fourth amendment to the First Lien Term Loan Facility and the Second Lien Credit Facility which were executed in 2008. These costs were capitalized and will be amortized over the remaining life of the credit facilities with the previously capitalized debt costs.

As of September 30, 2008 and October 23, 2008, we had $0.4 million available under our line of credit. Due to our failing certain loan covenants, our lenders have the option to call our debt at any time. As a result of not meeting these covenants, we have classified all of our loan facility debt as a current liability to reflect the option our lenders have to call our debt at any time. We are currently negotiating with our lenders to restructure our credit facilities, waive these violations, and/or reset the due dates of this debt. If we are not successful in restructuring our credit facilities to alleviate the possibility of our banks calling our debt at any time we may not have sufficient liquidity to operate. We cannot predict the outcome of these negotiations at this time.

Working Capital

Our financial statements for the year ended June 30, 2008 (Item 8 Note 18) explain the factors that raised substantial uncertainty regarding our ability to continue as a going concern for a period of one year from the date of those financial statements. As of September 30, 2008 we have negative working capital of approximately $68 million and we failed to meet certain loan covenants contained in our loan agreements. As a result of not meeting these covenants, we have classified all of our loan facility debt as a current liability to reflect the option our lenders have to call our debt at any time. We are currently negotiating with our lenders to restructure our credit facilities, waive these violations and/or reset the due dates of this debt. Additionally, the sale of Host and Pinnacle in fiscal year 2008 resulted in $2.6 million of tax liabilities which began to come due on September 15, 2008. In order to meet these tax obligations we have been negotiating with the appropriate authorities to arrange payment plans to spread these payments over an extended period of time. If we are not successful in some or all of the following, we may not have sufficient liquidity to operate: 1) generate positive operating cash flow to meet our current operating obligations as they become due; 2) restructure our credit facilities to alleviate the possibility of our banks calling our debt at any time and; 3) in the case of our tax obligations, successfully renegotiating our payment plans with the taxing authorities. We cannot predict the outcome of any of these matters at this time.

Certain Relationships

Effective December 30, 2005 following the time of the Spin-off, we obtained certain workers compensation insurance coverage under an insurance contract with Georgia Casualty & Surety Co., which at that time was a wholly owned subsidiary of Atlantic American Corporation, a publicly traded company in which J. Mack Robinson (a significant shareholder of ours) and certain of his affiliates have a substantial ownership interest, and a company of which Hilton H. Howell, a member of our board of directors and Mr. Robinson’s son-in-law, is an executive officer (as of March 31, 2008, Georgia Casualty was no longer a subsidiary of Atlantic American and thus no longer an affiliated company). For the three months ended September 30, 2008, our workers’ compensation insurance expense attributable to our insurance contract with Georgia Casualty was approximately $0.04 million.

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

Intangible assets are comprised of goodwill that is required to be considered an indefinite-lived asset. Other separately identified definite-lived intangible assets include customer relationships, trademarks and tradenames. These assets are being amortized over their estimated useful lives. Customer relationships are amortized using the straight-line method over a period of 5 to 15 years, based on the estimated future economic benefit. Trademarks and tradenames are being amortized over 6 and 15 years, respectively, using a straight-line method, which approximates the estimated future economic benefit. For the three months ended September 30, 2008, we recorded amortization expense of $0.2 million in connection with our definite-lived intangible assets.

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

Goodwill and intangibles, net of accumulated amortization, was approximately $18.8 million as of September 30, 2008, of which goodwill was approximately $12.6 million. The carrying value of goodwill and acquired intangibles, net of accumulated amortization, represented approximately 46.8% of our total assets as of September 30, 2008.

Deferred Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on certain deferred tax assets if it is more likely than not that some or all of these deferred tax assets will not be realized. We do not anticipate that all of our available net operating loss carryforwards will ultimately be realized, due to their expiration or other limitations on utilization. As a result, as of September 30, 2008, we continue to recognized a full valuation allowance on our net operating loss as well as all of our other net deferred tax assets. If and when we revise our estimate of the benefit expected to be derived from the net operating loss and other net deferred tax assets, the valuation allowance may be modified. Increases in the valuation allowance could increase the tax provision or decrease the tax benefit recognized in the period of the change in estimate. The net operating loss carryforwards for federal tax purposes begin to expire in 2018.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157. On February 14, 2008, FSB, FAS 157-2, was issued. This FSP defers application of SFAS No. 157 for non-financial assets and liabilities to years beginning after November 15, 2008 (beginning with our fiscal year ending June 30, 2010). SFAS No. 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. As of July 1, 2008, we adopted the required provisions of SFAS No. 157, as amended by FSP No. 157-2. Those provisions relate to our financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities. This statement provides a definition of fair value, establishes a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures and requires certain disclosures about fair values used in financial statements. There are three levels of inputs to fair value measurements: Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning observable inputs other than Level 1, including quoted prices for similar assets or liabilities, quoted prices in less active markets or other observable inputs that can be corroborated by observable market data, as well as derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data; and Level 3, meaning the use of unobservable inputs. Observable market data should be used when available.

We apply fair value accounting to our derivative financial instrument in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (FASB No. 133”). The adoption of SFAS No. 157 did not have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value, with unrealized gains and losses on items for which the fair value option has been elected reported in earnings at each subsequent reporting date. The adoption of SFAS 159 did not have a significant impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations,” (“SFAS No. 141R”). Under SFAS No. 141R, an acquiring entity will be required to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. Under SFAS No. 141R, certain items, including acquisition costs, will be generally expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date and subsequently measured at the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R also includes new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not determined the effect that adoption of SFAS No. 141R will have on our financial statements, since such effect is not reasonably estimable at this time.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133,” (“SFAS 161”). This statement revises the requirements for the disclosure of derivative instruments and hedging activities that include the reasons a company uses derivative instruments, how derivative instruments and related hedged items are accounted under SFAS 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 will be effective July 1, 2009. We are currently evaluating the impact of adopting SFAS 161 and do not anticipate a material effect.

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

Interest Rate and Market Rate Risk

We are exposed to changes in interest rates due to our financing of our acquisitions, investments and operations. Interest rate risk is present with both fixed and floating rate debt. Based on our debt profile as of September 30, 2008, a 100 basis point increase in market interest rates would increase interest expense and decrease pretax income (or increase pretax loss) by approximately $0.5 million annually. This amount was determined based on our floating rate debt. This amount does not include the effects of certain potential results of increased interest rates, such as reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in our financial structure that could occur if interest rates were higher.

In February 2006, we entered into an interest rate swap agreement effective in June 2006 and terminating in March 2009. Under the agreement, we converted a notional amount of $60 million of floating rate debt (currently bearing interest at LIBOR plus the currently applicable margin of 3.26%) to fixed rate debt, bearing interest at 5.05% plus the applicable margin. We are currently hedging the entire principle of this debt in accordance with our hedge instrument.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “believes,” “expects,” “anticipates,” “estimates” and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe our future strategic plans, goals or objectives are also forward-looking statements. Readers of this report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events, and involve risks and uncertainties. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances. Actual results and events may differ materially from those in the forward-looking statements as a result of various factors, including the factors disclosed in Item 1A of our Annual Report on Form 10-K for the twelve months ended June 30, 2008.

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

We carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures performed pursuant to Rule 13a-15 under the Exchange Act. Based on their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding disclosure.

(b) Changes in Internal Control over Financial Reporting

There has not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Risk Factors

You should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the twelve months ended June 30, 2008 in Part I, Item 1A, Risk Factors. Any of those risks could have a material adverse effect on our financial condition and results of operations. There has not been any subsequent material changes to such risk factors.

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

TRIPLE CROWN MEDIA, INC.

Date: November 13, 2008	by:	/s/ MARK G. MEIKLE
Mark G. Meikle
Executive Vice President and Chief Financial Officer