Form 10-Q
period 2009-03-31
Triple Crown Media, Inc.
filed 2009-05-14
CIK 1333291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☐

Non-accelerated filer  ☐        Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.001 par value

5,591,626 shares outstanding as of April 21, 2009

PART I. FINANCIAL INFORMATION

TRIPLE CROWN MEDIA, INC.

CONDENSED AND CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2008	March 31, 2009
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,095	$1,038
Accounts receivable, net	4,307	3,649
Inventories	435	532
Other receivables	5,100	3,823
Other current assets	820	779

Total current assets	11,757	9,821
Property and equipment	22,557	22,432
Less: accumulated depreciation	(15,545)	(16,112)

Property and equipment, net	7,012	6,320
Goodwill	12,625	12,625
Other intangible assets, net	6,343	5,847
Other assets	2,888	1,818

Total assets	$40,625	$36,431

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$20,193	$218
Accounts payable	1,163	346
Accrued expenses	3,732	1,379
Federal and state income taxes payable	2,624	1,969
Deferred revenues	949	889

Total current liabilities	28,661	4,801
Long-term debt	50,609	73,834
Other liabilities	4,321	4,984
Series B redeemable preferred stock, $.001 par value (authorized 20,000 shares; issued and outstanding 6,050 shares; $6,050 liquidation value)	4,607	4,677

Total liabilities	88,198	88,296

Series A redeemable, convertible preferred stock, $.001 par value (authorized 50,000 shares; issued and outstanding 20,890 shares; $20,890 liquidation value)	17,389	17,581

Stockholders’ deficit:
Common stock, par value $.001 (authorized 25,000 shares issued and outstanding 5,592 shares)	6	6
Additional paid-in capital	7,170	7,272
Accumulated deficit	(71,174)	(76,724)
Other comprehensive loss	(964)	—

Total Stockholders’ deficit	(64,962)	(69,446)

	$40,625	$36,431

See notes to condensed consolidated financial statements.

TRIPLE CROWN MEDIA, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues	$10,892	$9,309	$35,333	$30,518
Expenses:
Operating expenses before depreciation and amortization
Publishing	8,376	7,219	25,358	22,950
Corporate and administrative	637	746	3,082	1,962
Depreciation	279	294	741	866
Amortization	207	181	623	598

	9,499	8,440	29,804	26,376

Operating income	1,393	869	5,529	4,142

Other expenses:
Interest expense related to Series B preferred stock	(113)	(114)	(340)	(342)
Interest expense, other	(2,349)	(2,189)	(8,872)	(7,262)
Debt issue cost amortization	(360)	(410)	(1,009)	(1,219)

Loss from continuing operations before income taxes	(1,429)	(1,844)	(4,692)	(4,681)
Income tax expense	768	—	3,363	50

Loss from continuing operations	(2,197)	(1,844)	(8,055)	(4,731)
Discontinued operations:
Loss on sale of discontinued operations,net	185	—	(4,061)	—
Loss from discontinued operations, net	787	—	(40,065)	—

Net loss	(1,225)	(1,844)	(52,181)	(4,731)
Series A preferred stock dividends accrued	(272)	(273)	(816)	(820)

Net loss available to common stockholders	$(1,497)	$(2,117)	$(52,997)	$(5,551)

Basic and diluted per share information:
Loss from continuing operations	$(0.41)	$(0.33)	$(1.50)	$(0.85)
Loss from discontinued operations, net of tax	$(0.18)	$—	$(8.23)	$—
Net loss	$(0.23)	$(0.33)	$(9.74)	$(0.85)
Net loss available to common shareholders	$(0.28)	$(0.38)	$(9.89)	$(0.99)
Weighted-average shares outstanding	5,352	5,591	5,360	5,591

See notes to condensed consolidated financial statements.

TRIPLE CROWN MEDIA, INC.

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2009
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(52,181)	$(4,731)
Loss from discontinued operations	(44,126)	—

Loss from continuing operations	$(8,055)	$(4,731)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	741	866
Amortization and impairment charges	1,632	496
Accretion of preferred stock	340	262
Loss on disposal of assets, net	213	—
Stock compensation expense	432	102
Issuance of common stock to 401(k) plan	234	—
Deferred income taxes	6,012	—
Changes in operating assets and liabilities:
Accounts receivable	1,738	5,658
Inventories	(176)	(97)
Other current assets	(5,445)	41
Accounts payable and accrued expenses	(3)	(2,206)
Accrued Income taxes	2,507	(655)
Deferred revenue	(76)	(60)
Other assets and liabilities	(453)	(2,809)

Net cash provided by (used in) continuing operations	(359)	(3,133)
Net cash used in discontinued operations	(9,875)	—

Net cash used in operating activities	(10,234)	(3,133)

Investing activities:

Purchases of property and equipment	(361)	(174)
Proceeds for asset sales	35	—

Net cash used in continuing operations	(326)	(174)
Net cash provided by discontinued operations	67,152	—

Net cash provided by (used in) investing activities	66,826	(174)

Financing activities:

Proceeds from borrowings	11,221	3,305
Dividends paid to stockholders	64	—
Net repayments of borrowing on debt	(65,877)	(55)
Debt Issue costs	(560)	—

Net cash (used in) provided by continuing operations	(55,152)	3,250
Net cash used in discontinued operations	—	—

Net cash (used in) provided by financing activities	(55,152)	3,250

Increase in cash and cash equivalents	1,440	(57)

Cash and cash equivalents, beginning of period	166	1,095

Cash and cash equivalents, end of period	$1,606	$1,038

See notes to condensed consolidated financial statements.

TRIPLE CROWN MEDIA, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed and consolidated financial statements of Triple Crown Media, Inc., or the Company, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three- and nine-month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009, or fiscal 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the twelve months ended June 30, 2008, or fiscal 2008.

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

Immediately following the Spin-off, and also on December 30, 2005, Bull Run Corporation was merged into a wholly owned subsidiary of the Company, in a transaction referred to as the Merger. Under the terms of the Merger, each Bull Run common stockholder received ..0289 shares of our common stock in exchange for each share of Bull Run common stock owned by each Bull Run common stockholder; holders of Bull Run’s series D preferred stock and a certain holder of Bull Run’s series E preferred stock received shares of our series A redeemable, convertible preferred stock for their shares of Bull Run preferred stock and accrued dividends thereon; certain other holders of Bull Run’s series E preferred stock had their shares redeemed in cash at the liquidation value of those shares; the holder of Bull Run series F preferred stock received shares of our common stock for such holder’s shares of Bull Run preferred stock and accrued dividends thereon; and a significant stockholder of Bull Run who had advanced cash to Bull Run prior to the Merger received shares of our series B redeemable preferred stock in exchange for settlement of Bull Run’s liabilities payable to such holder.

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

The Company sold its Wireless business, operated as GrayLink, LLC, or GrayLink, on June 22, 2007. In addition, the Company sold Host and Pinnacle Sports Productions, LLC, (acquired on September 19, 2006) or Pinnacle, comprising its Collegiate Marketing and Production Services and Association Management Services businesses on November 15, 2007. Accordingly, the Company has reclassified the results of operations and financial position of these segments to discontinued operations. Subsequent to November 15, 2007, the Company’s sole remaining operating segment is comprised of its newspaper publishing businesses.

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

Intangible assets are comprised of goodwill that is required to be considered an indefinite-lived asset. Other separately identified definite-lived intangible assets include customer relationships, trademarks and trade names. These assets are being amortized over their estimated useful lives. Customer relationships are amortized using the straight-line method over a period of 5 to 15 years, based on the estimated future economic benefit. Trademarks and trade names are being amortized over 6 and 15 years, respectively, using a straight-line method, which approximates the estimated future economic benefit. For the three- and nine-month period ended March 31, 2009, we recorded amortization expense of $0.2 million and $0.6 million, respectively, in connection with our definite-lived intangible assets.

We recorded a goodwill impairment charge of $23.7 million to reduce the carrying value of the Host and Pinnacle businesses to fair value less cost to sell during the first quarter of fiscal 2008. Management performed an interim goodwill impairment valuation as of December 31, 2008 utilizing its revised November 2008 operating budgets and forecasts noting no additional impairment at any of the reporting units. No further impairment indicators were noted in the quarter ended March 31, 2009.

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

Previously we used interest rate swap agreements to hedge exposure to interest rate fluctuations on our variable rate debt, designating these swaps as cash flow hedges of anticipated interest payments. These hedging activities may be transacted with one or more highly rated institutions, reducing the exposure to credit risk in the event of nonperformance by the counterparty to the swap agreement.

In February 2006, we entered into an interest rate swap agreement effective in June 2006 which terminated in March 2009. Under the agreement, we converted a notional amount of $60 million of floating rate debt (currently bearing interest at LIBOR plus the currently applicable margin of 3.25%) to fixed rate debt, bearing interest at 5.05% plus the applicable margin.

Loss Per Share – Basic loss per share excludes any dilutive effects of stock options, convertible preferred stock and accrued preferred stock dividends potentially paid in common stock. In periods where they are anti-dilutive, such amounts are excluded from the calculation of dilutive earnings (loss) per share.

The number of shares used to calculate basic earnings per share in the condensed consolidated statement of operations for the three and nine months ended March 31, 2009 of 5,591,626 was based on the weighted-average number of shares outstanding for such period, whereas such amount for the three and nine months ended March 31, 2008 was based on the weighted-average number of shares outstanding for such period of 5,352,230, and 5,359,648, respectively.

Due to the net loss for the three and nine months ended March 31, 2009 and 2008, potentially dilutive stock options, unvested restricted stock and convertible preferred stock would have been anti-dilutive; therefore, diluted earnings per share is equal to basic earnings per share.

Reclassifications – Certain amounts included in the consolidated financial statements for prior years have been reclassified from their original presentation to conform with the current year presentation.

NOTE 2 – GOING CONCERN

Our financial statements for the year ended June 30, 2008 (Item 8, Note 18) explain the factors that raised substantial uncertainty regarding our ability to continue as a going concern for a period of one year from the date of those financial statements. Since that report date, we have continued to generate operating losses and have operated with limited borrowing capacity under our line of credit.

As of March 31, 2009, changes to our revolving line of credit facility have resulted in our inability to borrow on this facility in the future. At March 31, 2009 however, we have working capital of approximately $5 million due to our outstanding debt obligations being reclassified from short to long term. This was a result of our entering into Amendment No. 5 to our First Lien Senior Secured Credit Agreement and Second Lien Senior Secured Credit Agreement on March 31, 2009. Pursuant to Amendment No. 5 to our First Lien Senior Secured Credit Agreement and Second Lien Senior Secured Credit Agreement, Lenders waived certain Events of Default under the Credit Agreement, extended the maturity dates of the Revolving Credit Notes and the Term Notes, ceased future Revolving Credit Advances, permitted payment on outstanding Revolving Credit Advances and amended certain financial covenants and other provisions in the Credit Agreement, as further discussed in Note 4. However, all of our First Lien outstanding debt matures on December 30, 2010 and the Second Lien outstanding debt matures on December 30, 2011. In order to meet these obligations, we will be required to restructure our current credit facilities, refinance with another lender, or attempt to derive capital from some other sources.

Additionally, the sale of Host and Pinnacle in fiscal 2008 resulted in $2.6 million of tax liabilities which began to come due on September 15, 2008. In order to meet these tax obligations we have been negotiating with the appropriate authorities to arrange payment plans to spread these payments over an extended period of time.

If we are not successful in some or all of the following, we may not have sufficient liquidity to operate: 1) generate positive operating cash flow to meet our current operating obligations as they become due; 2) restructure our credit facilities to provide for additional working capital sources should we not be able to generate the operating cash flow needed to meet our daily operating obligations; and 3) in the case of our tax obligations, successfully renegotiating our payment plans with the taxing authorities. We cannot predict the outcome of any of these matters at this time.

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

NOTE 3 – TRANSACTIONS WITH AFFILIATED COMPANIES

Insurance Contract with Georgia Casualty & Surety Co. – Effective December 30, 2005, we obtained certain workers’ compensation insurance coverage under an insurance contract with Georgia Casualty & Surety Co., or Georgia Casualty, which was a wholly owned subsidiary of Atlantic American Corporation, a publicly traded company in which J. Mack Robinson (a significant shareholder) and certain of his affiliates have a substantial ownership interest, and a company of which Hilton H. Howell, a member of our board of directors and Mr. Robinson’s son-in-law, is an executive officer (as of March 31, 2008, Georgia Casualty was no longer a subsidiary of Atlantic American and thus no longer an affiliated company). For the three and nine months ended March 31, 2008, our workers’ compensation insurance expense attributable to our insurance contract with Georgia Casualty was approximately $0.04 and $0.07 million, respectively.

NOTE 4 – LONG-TERM DEBT AND LIQUIDITY

Long-term debt outstanding as of June 30, 2008 and March 31, 2009 consists of the following (amounts in thousands):

	June 30, 2008	March 31, 2009
First lien senior term loan	$21,280	$21,469
Second lien senior term loan	30,229	32,826
First lien revolving credit facility	19,293	19,757

	70,802	74,052
Current Portion of Long-Term Debt	$(20,193)	$(218)

Long Term Debt	$50,609	$73,834

On December 30, 2005, we entered into a (i) First Lien Secured Credit Agreement and (ii) Second Lien Senior Secured Credit Agreement with Wachovia Bank, National Association, among others. The First Lien Secured Credit Agreement provides for a senior secured revolving credit facility in the aggregate principal amount of $20 million, which matures on December 30, 2009 (which we refer to as the “First Lien Revolving Credit Facility”) and a senior secured term loan facility in an aggregate principal amount of $90 million, which matures on June 30, 2010 (which we refer to as the “First Lien Term Loan Facility” and, together with the First Lien Revolving Credit Facility, the “First Lien Credit Facility”). The Second Lien Credit Agreement provides for a senior secured term loan facility in the aggregate principal amount of up to $30 million, which matures on December 30, 2010 (which we refer to as the “Second Lien Credit Facility” and, together with the First Lien Credit Facility, the “Credit Facilities”). Substantially all of our assets are pledged as collateral in conjunction with the Credit Facilities. Proceeds of the Credit Facilities were used to fund a $40 million cash distribution to Gray in connection with the Spin-off, refinance all of Bull Run’s long-term debt in connection with the Merger, pay the cash portion of the Merger consideration and pay transaction costs.

On September 18, 2006, we amended the Credit Facilities in conjunction with our acquisition of Pinnacle (now presented as part of discontinued operations). Pursuant to the amendments, amounts under the First Lien Revolving Credit Facility may be borrowed, repaid and reborrowed by us from time to time until maturity. Interest for borrowings under the First Lien Revolving Credit Facility was based, at our option, on either (a) 2.25% per annum plus the higher of (1) the prime rate of interest announced or established by Wachovia from time to time and (2) the Federal funds rate plus 0.50% per annum (the “Base Rate”) or (b) 3.25% per annum plus the applicable London Interbank Offered Rate (“LIBOR”) rate for Eurocurrency borrowings. If we met certain leverage ratio criteria as set forth in the First Lien Senior Secured Credit Agreement, our interest rate would have declined at .25% increments to (a) 1.50% per annum above the Base Rate or (b) 2.50% per annum above the applicable LIBOR rate for Eurocurrency borrowings. We did not qualify for a reduction in our Base Rate of LIBOR applicable margins of 2.25% and 3.25%. Interest for borrowings under the First Lien Term Credit Facility was based, at our option, on either (a) 2.50% per annum plus the higher of (1) the prime rate of interest announced or established by Wachovia from time to time, and (2) the Base Rate or (b) 3.50% per annum plus the applicable LIBOR rate for Eurocurrency borrowings, subject to adjustment based on our credit ratings assigned to the Second Lien Credit Facility by Standard & Poors and Moody’s. Interest under the Second Lien Credit Facility was based upon (a) 8.50% per annum above the Base Rate or (b) 9.50% per annum above the applicable LIBOR rate for Eurocurrency borrowings, subject to adjustment based on our credit ratings assigned by Standard & Poors and Moody’s.

At March 31, 2009, the First Lien Term Loan Facility and the Second Lien Credit Facility were fully drawn. Amounts drawn on the First Lien Revolving Credit Facility as of June 30, 2008 and March 31, 2009 were $19.3 million and $19.7 million, respectively. As of March 31, 2009 we had no availability under our revolving credit facility due to our entering into the Fifth Amendment to our Credit Facilities, more fully discussed below.

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

On February 15, 2008 we executed our fourth amendment to the First Lien Term Loan Facility. Pursuant to the amendment, borrowings associated with Base Rate and Eurodollar advances were charged interest at rates of 4.50% and 5.50% per annum, respectively, provided that the Base Rate and Eurodollar Rate (as defined) cannot fall below 4.00% and 3.00%, respectively. The amendment also provided for a reduction in the First Lien Leverage Coverage, Fixed Charge Coverage and Interest Coverage Ratios for each quarter ending through September 30, 2009. Capital expenditures cannot exceed $500,000 for any four consecutive quarters. We were in compliance with our loan covenants as of June 30, 2008; however, we failed to meet certain financial loan covenants for the quarter ended September 30, 2008. As a result of not meeting certain of these loan covenants, our lenders had the option to call our debt at any time. Accordingly, we classified all of our First Lien Term Loan Facility debt as a current liability as of December 31, 2008.

On February 15, 2008 we executed our fourth amendment to the Second Lien Credit Facility. Pursuant to the amendment, borrowings associated with Base Rate and Eurodollar advances were charged interest at rates of 11.00% and 12.00% per annum, respectively, provided that the Base Rate and Eurodollar Rate cannot fall below 4.00% and 3.00%, respectively. The amendment also provided for a reduction in the Leverage Ratio for each quarter ending through September 30, 2009. Capital expenditures cannot exceed $500,000 for any four consecutive quarters. We were in compliance with our loan covenants as of June 30, 2008; however, we failed to meet certain financial loan covenants for the quarter ended September 30, 2008. As a result of not meeting certain of these loan covenants, our lenders had the option to call our debt at any time. Accordingly, we classified all of our Second Lien Credit Facility debt as a current liability as of December 31, 2008.

On March 31, 2009 we executed our fifth amendment to the First Lien Credit Facility. Pursuant to this amendment, our lenders waived covenant defaults for the quarters ended September 30, 2008 and December 31, 2008. The unused portion of the Revolving Line of Credit was terminated resulting in the Company having no availability on our line of credit. The interest rates remained unchanged from those provided in the Fourth Amendment. The maturity under the First Lien Credit Facility was extended to

December 30, 2010. A portion of the $5 million escrow proceeds, related to the sale of Host, will be used to pay all First Lien Credit Facility interest and scheduled amortization through September 30, 2009. Financial covenants were reset and now include only a minimum EBITDA requirement and a minimum Fixed Charge ratio. We also agreed to hire a financial advisor acceptable to the lenders as well as an appraiser in order to determine the value of the company and develop an exit plan. Beginning March 31, 2009 capital expenditures cannot exceed $200,000 for any four consecutive quarters.

On March 31, 2009 we executed our fifth amendment to the Second Lien Credit Facility. Pursuant to this amendment, our lenders waived covenant defaults for the quarters ended September 30, 2008 and December 31, 2008 and the payment default due January 2, 2009. The quarterly interest payment that was due January 2, 2009 was rolled into the total debt obligation under the Second Lien Credit Facility. The cash interest rate was changed to 0% and the PIK interest rate will be charged at 15%. The maturity of the Second Lien Credit Facility was extended to December 30, 2011. The financial covenants were reset and now include only a minimum EBITDA requirement and a minimum Fixed Charge ratio. There will be no loan amortization payments until the First Lien Credit Facility is paid in full. The Second Lien holders may receive penny warrants for 80% of our common stock; provided, however, such common shares will not include voting powers until payments are made on the First Lien Credit Facility based on a sliding scale. The warrants have not been issued yet and are subject to shareholder ratification. Our covenants require us to issue these warrants by July 31, 2009 although the period for issuance may be extended at the sole discretion of the Second Lien holders. Failure to issue these warrants will result in an even of default. The amendment also requires the Company, no later than 120 days after the Fifth Amendment effective date, to have consummated all transactions, activities or steps necessary to result in the Company no longer being required to file periodic reports with the SEC under the Securities and Exchange Act of 1934 as long as the expenses associated with these transactions, activities or steps do not exceed $140,000 in the aggregate.

We incurred $0.6 million of bank fees to execute the fourth amendment to the First Lien Term Facility and the Second Lien Credit Facility which were executed in fiscal 2008. These costs were capitalized and will be amortized over the remaining life of the credit facilities with the previously capitalized debt costs. We incurred no bank fees to execute the Fifth Amendment to the First Lien Term Facility and the Second Lien Credit Facility which were executed in fiscal 2009.

NOTE 5 – INCOME TAXES

The differences between the federal statutory tax rate of 34% and the effective tax rate of 69% and 16% for the three and nine months ended March 31, 2008 is primarily due to a non-deductable goodwill impairment charge associated with the sale of Host, change in our valuation allowance and state income taxes as well as other non-deductable expenses such as interest expense related to our Series B preferred stock and other permanent differences. The difference between the federal statutory rate of 34% and the effective tax rate of 0 % and (1.1) % for the three and nine months ended March 31, 2009 is due to the fact that we have no projected taxable income resulting in no current tax provision as well as our deferred tax items being fully reserved resulting in no deferred tax provision offset with accruing interest on our past due income tax obligations. We currently believe our effective income tax rate for fiscal 2009 will be approximately (1.1) %, excluding potential effects of changes in judgments as to the potential realization of deferred tax assets and state income tax adjustments. Changes in the amount of interest accrued on our tax obligations relative to our taxable income could change causing our expected tax rate to vary.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on July 1, 2007. Previously, we had accounted for tax contingencies in accordance with SFAS 5,” Accounting for Contingencies.” As required by FIN 48, which clarifies Statement 109, “Accounting for Income Taxes,” we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented.

At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open and determined there were no unrecognized tax benefits for which a liability would be required as of July 1, 2007. There have been no material changes in unrecognized tax benefits since July 1, 2007.

NOTE 6 – DISCONTINUED OPERATIONS

Host; Pinnacle

On September 28, 2007, we committed to a plan to sell Host and Pinnacle comprising our Collegiate Marketing and Association Management businesses and ultimately completed this sale on November 15, 2007. The gross sales price was $74.3 million with $67.9 received at closing and $1.4 million held in escrow subject to working capital settlement provisions and $5.0 million held in escrow subject to indemnity settlement provisions. On March 31, 2009 the $5.0 million related to the indemnity provision was released and disbursed in accordance with the provisions of our fifth loan amendment to each of our Credit Facilities. During the first quarter ended September 30, 2007, we recorded a goodwill impairment charge of $23.7 million to reduce the carrying value of these businesses to fair value less cost to sell. We have classified our operating results for these businesses as discontinued operations.

Summary operating results for Host and Pinnacle were as follows (amounts in thousands):

Nine Months Ended March 31, 2008
Operating revenue	39,147
Loss before taxes	(25,699)
Income tax (benefit) expense	(18,427)
Loss, net of tax	(44,126)

NOTE 7 – PREFERRED STOCK

As of March 31, 2009, 20,890 shares of our series A redeemable, convertible preferred stock (which we refer to as Series A Preferred Stock) were outstanding, having an aggregate face value of $20.9 million and a carrying value of $17.6 million at March 31, 2009, all of which are convertible into shares of our common stock (a) at the holder’s option, at any time after December 30, 2006 or (b) at our option, upon a change of control or liquidation event at a conversion price equal to $16.54 per share. Each holder of the Series A Preferred Stock is entitled to receive dividends at an annual rate of $40 per share in cash or in additional shares of Series A Preferred Stock, at our option. We currently do not anticipate that cash dividends will be paid for the foreseeable future. The liquidation and redemption price of the Series A Preferred Stock is $1,000 per share and dividends are cumulative. We have the option to redeem the Series A Preferred Stock at any time after December 30, 2010 at the liquidation value, which includes accrued dividends, but in any case we are required to redeem all outstanding shares of Series A Preferred Stock by August 2, 2020. As of March 31, 2009, all outstanding shares of Series A Preferred Stock were held by J. Mack Robinson, who also beneficially owns approximately 9% of our outstanding common stock, and affiliated companies.

As of March 31, 2009, 6,050 shares of our series B convertible preferred stock (which we refer to as Series B Preferred Stock) were outstanding, having an aggregate face value of $6.1 million and a carrying value of $4.7 million at March 31, 2009, all of which are convertible into shares of our common stock at our option, upon a change of control or liquidation event at a conversion price equal to $16.54 per share. The holder of the Series B Preferred Stock is entitled to receive dividends at an annual rate of $60 per share in cash or in additional shares of Series B Preferred Stock, at our option. We currently do not anticipate that cash dividends will be paid for the foreseeable future. The liquidation and redemption price of the Series B Preferred Stock is $1,000 per share and dividends are cumulative. We have the option to redeem the Series B Preferred Stock at any time after December 31, 2010 at the liquidation value, which includes accrued dividends, but in any case we are required to redeem all outstanding shares of Series B Preferred

Stock by August 2, 2021. As of March 31, 2009, all shares of Series B Preferred Stock were held by Mr. Robinson and affiliated companies.

All shares of preferred stock rank, as to payment of dividends and as to distribution of assets upon our liquidation or dissolution, on a parity with all other currently issued preferred stock and any preferred stock issued by us in the future, and senior to our currently issued common stock and any common stock issued in the future. The difference between the carrying value and face value of each series of preferred stock will be accreted using the interest method through the applicable mandatory redemption date of the series of preferred stock. Accordingly, for the three and nine months ended March 31, 2009, accretion in the amount of approximately $0.06 million and $0.19 million, respectively, was recognized as a component of Series A Preferred Stock dividends accrued and $0.02 million and $0.07 million was recognized as interest expense related to Series B Preferred Stock, respectively.

NOTE 8 – OTHER COMPREHENSIVE LOSS

A reconciliation of net loss to comprehensive loss follows (amounts in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2009	2008	2009
Net loss	$(1,225)	$(1,844)	$(52,181)	$(4,731)
Other comprehensive (loss) income, change in the valuation of an interest rate swap agreement, net of tax	(878)	—	(1,721)	—

Comprehensive loss	$(2,103)	$(1,844)	$(53,902)	$(4,731)

We entered into an interest rate swap agreement in February 2006, effective June 6, 2006, to manage our debt profile. This swap agreement expired March 31, 2009. Changes in the value of this interest rate swap agreement, as determined by the interest rates as of the beginning and end of each reporting period, resulted in comprehensive income or loss during the life of the swap agreement.

NOTE 9 – EMPLOYEE BENEFIT PLANS

Stock Options and Other Equity Compensation Plans – In November 2005, we adopted our 2005 Long-Term Incentive Plan, referred to as the 2005 Incentive Plan. We have reserved 1.0 million shares of our common stock under the 2005 Incentive Plan for the issuance of stock options, restricted stock awards, stock appreciation rights and performance awards, pursuant to which certain awards are granted. The terms and conditions of such awards are determined at the sole discretion of our board of directors or a committee designated by the Board to administer the plan. We provide previously unissued shares of our common stock to a participant upon a participant’s exercise of vested options. Of the 1.0 million shares authorized, approximately 0.3 million shares are available for future grants as of March 31, 2009.

Effective January 1, 2006, we account for share-based compensation under SFAS No. 123(R), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which requires us to expense the fair value of grants made under the stock option program over the vesting period of each individual option agreement. Awards that are granted after the effective date of SFAS No. 123(R) are valued and non-cash share-based compensation expense is recognized in the consolidated statements of operations in accordance with SFAS 123(R). No non-vested awards were granted before the effective date of SFAS 123(R). We recognize non-cash share-based compensation expense ratably over the requisite service period which generally equals the vesting period of options, adjusted for expected forfeitures.

In accordance with SFAS 123(R), we recognized non-cash share-based compensation expenses as follows (amounts in thousands):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2009
Non-Cash Share-Based Compensation Expense
Stock Options	$28	$30	$208	$72
Restricted Stock	13	2	224	30

Non-Cash Stock Compensation Expense	41	32	432	102
Less: Related Income Tax Expenset	22	—	310	—

Non-Cash Share-Based Compensation Expense, net of taxes	$63	$32	$742	$102

Earnings Per Share	$(0.01)	$(0.01)	$(0.14)	$(0.02)

Income Tax Benefit Per Share	$(0.00)	$—	$(0.06)	$—

The non-cash share-based compensation expenses were based on the fair values of stock options and restricted stock. For the three and nine months ended March 31, 2008 and 2009, the expense was included in the unaudited consolidated statements of operations as corporate and administrative expenses.

We value stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. In determining the expected term, we separate groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations. The option-pricing model requires the input of highly subjective assumptions, such as those listed below. The volatility rates are based on historical stock prices. The expected life of options granted are based on historical data, which, as of March 31, 2009, is a partial option life cycle, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards.

We periodically review the assumptions used to value our stock options. The fair values of options granted were estimated on the date of grant using the following assumptions:

Grant Date	Weighted Average Expected Volatility	Expected Life (Years)	Expected Dividend Yield	Risk-Free Interest Rate
4/27/2006	33.6%	5.75	0%	4.79%
11/29/2006	33.6%	5.75	0%	4.51%

The strike price of options granted April 27, 2006 and November 29, 2006 were $5.43 and $6.90, respectively. The weighted-average grant date fair value of options granted April 27, 2006 and November 29, 2006 were $2.25 and $2.79 per share, respectively. Shares granted April 27, 2006 vest 33% annually as of each June 30 from June 30, 2007 through 2009. Shares granted November 29, 2006 vest 33% annually as of each November 29 from November 29, 2007 through 2009. As of March 31, 2009, there was approximately $0.01 million in non-cash share-based compensation cost related to non-vested awards not yet recognized in our consolidated statements of operations. This cost is expected to be recognized over a weighted-average period of 0.8 years. No shares were forefeited, no shares vested and no shares were exercised during the three and nine months ended March 31, 2009.

As a result of the Merger and the resulting exchange of options to purchase Bull Run common stock for options to purchase shares of our common stock, certain of our employees hold options to acquire shares of our common stock at exercise prices ranging from $40.14 to $1,362.46 per share. All of these options were fully vested as of the date of the Merger. As of March 31, 2009, options for 3,702 shares were outstanding, having a weighted-average exercise price of $434.99 per share and a weighted-average remaining life of 2.2 years. During the three and nine months ended March 31, 2009, 223 options were forfeited, no shares vested and no shares were exercised.

In connection with the grant of restricted stock, the fair market value of our common stock on the date the awards were granted, net of expected forfeitures, represents unrecognized deferred share-based compensation, which is being amortized on a straight-line basis over the probable vesting periods of the underlying awards. In February 2006, each of the seven members of our board of directors, at that time, received an award of 5,000 shares of our common stock, subject to a vesting schedule whereby 1,000 shares vest annually as of each December 31 from December 31, 2006 through 2010. On February 21, 2007, pursuant to an employment agreement with our then current Chief Executive Officer, 120,000 shares of restricted stock were granted to Thomas J. Stultz subject to a vesting schedule whereby 30,000 shares vest annually as of each February 21 from February 21, 2008 through 2011 and 55,000 shares of restricted stock were granted on July 1, 2007 which will vest on February 21, 2012. On November 15, 2007, we and Tom Stultz entered into a severance and consulting agreement as a result of our sale of Host. Accordingly, we recorded a $1.3 million charge to discontinued operations to account for the accelerated vesting of the restricted stock previously granted. This agreement also contained other provisions in which we recognized an expense in the statement of operations, namely cash compensation in the amount of $0.6 million. The amount was paid on a biweekly basis through September 2008. As of March 31, 2009, $0.06 million of share-based compensation expense related to restricted stock remains to be amortized. This remaining cost is expected to be recognized over a weighted-average period of 1.2 years

Employee Benefit Plans Effective January 1, 2006, we began providing retirement benefits to substantially all of our employees with one or more years of service, in the form of a plan referred to as the TCM 401(k) Plan, intended to meet the requirements of section 401(k) of the Internal Revenue Code of 1986, as amended. Under the TCM 401(k) Plan, our employees may contribute up to the maximum allowable under federal law and, prior to April 22, 2008, we would match up to 50% of the first 6% contributed by the employee, in the form of contributions of our common stock. On April 22, 2008, the Board of Directors voted to discontinue the employer matching contribution.

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

Following the consummation of the Merger on December 30, 2005, we were comprised of the Newspaper Publishing and Wireless segments formerly owned and operated by Gray Television, Inc., plus the Collegiate Marketing and Production Services segment and Association Management Services segment acquired in the Merger, both of which were operated by a wholly owned subsidiary, Host.

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

Industrywide, newspaper subscriber circulation levels have been slowly declining. From March 31, 2008 to March 31, 2009, our aggregate daily circulation has declined approximately 3.3%. Revenue for the nine-month period July 1, 2008 to March 31, 2009 decreased throughout all our revenue categories except legal advertising which increased $1.6 million or 36% when compared to the comparable time periods last year. The increase was due in large part to record foreclosures in Gwinnett, Rockdale, Clayton and Henry counties. Advertising decreases in general can be attributed to economic trends over the past year, which we believe has resulted in companies decreasing their advertising budgets.

Our Newspaper Publishing operations’ primary operating expenses are employee compensation, related benefits and newsprint costs. Our Newspaper Publishing operations have experienced significant variability in its newsprint costs in recent years. Historically, for the newspaper publishing industry, the price of newsprint has been cyclical and volatile. The industry average price for the three months ended March 31, 2009 and 2008 was $732 and $620 per metric ton, respectively. Prices fluctuate based on factors that include both foreign and domestic production capacity and consumption. Price fluctuations can have a significant effect on our results of operations. We seek to manage the effects of increases in prices of newsprint through a combination of technology improvements, page width and page count reductions, inventory management and advertising and circulation price increases. In addition, newspaper production costs are variable based on circulation and advertising volumes.

Going Concern

Our financial statements for the year ended June 30, 2008 (Item 8, Note 18) explain the factors that raised substantial uncertainty regarding our ability to continue as a going concern for a period of one year from the date of those financial statements. Since that report date, we have continued to generate operating losses and have operated with limited borrowing capacity under our line of credit.

As of March 31, 2009, changes to our revolving line of credit facility have resulted in our inability to borrow on this facility in the future. At March 31, 2009 however, we have working capital of approximately $5 million due to our outstanding debt obligations being reclassified from short to long term. This was a result of our entering into Amendment No. 5 to our First Lien Senior Secured Credit Agreement and Second Lien Senior Secured Credit Agreement on March 31, 2009. Pursuant to Amendment No. 5 to our First Lien Senior Secured Credit Agreement and Second Lien Senior Secured Credit Agreement, Lenders waived certain Events of Default under the Credit Agreement, extended the maturity dates of the Revolving Credit Notes and the Term Notes, ceased future Revolving Credit Advances, permitted payment on outstanding Revolving Credit Advances and amended certain financial covenants and other provisions in the Credit Agreement, as further discussed in Note 4. However, all of our First Lien outstanding debt matures on December 30, 2010 and the Second Lien outstanding debt matures on December 30, 2011. In order to meet these obligations, we will be required to restructure our current credit facilities, refinance with another lender, or attempt to derive capital from some other sources.

Additionally, the sale of Host and Pinnacle in fiscal 2008 resulted in $2.6 million of tax liabilities which began to come due on September 15, 2008. In order to meet these tax obligations we have been negotiating with the appropriate authorities to arrange payment plans to spread these payments over an extended period of time.

If we are not successful in some or all of the following, we may not have sufficient liquidity to operate: 1) generate positive operating cash flow to meet our current operating obligations as they become due; 2) restructure our credit facilities to provide for additional working capital sources should we not be able to generate the operating cash flow needed to meet our daily operating obligations; and 3) in the case of our tax obligations, successfully renegotiating our payment plans with the taxing authorities. We cannot predict the outcome of any of these matters at this time.

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

Revenues

Set forth below are the principal types of revenues derived by our continuing operations for the three and nine months ended March 31, 2008 and 2009 and the percentage contribution of each to our total revenues (dollars in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2008		2009		2008		2009
	Amount	%	Amount	%	Amount	%	Amount	%
Publishing:
Retail Advertising	$5,670	52.1%	$4,481	48.1%	$19,081	54.0%	$16,176	53.0%
Classifieds	3,655	33.6%	3,459	37.2%	11,497	32.5%	10,056	33.0%
Circulation	1,193	11.0%	1,118	12.0%	3,608	10.2%	3,399	11.1%
Other	374	3.4%	251	2.7%	1,147	3.2%	887	2.9%

Total Revenues	$10,892	100.0%	$9,309	100.0%	$35,333	100.0%	$30,518	100.0%

Results of Operations

Three and Nine Months Ended March 31, 2009 compared to Three and Nine Months Ended March 31, 2008

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements for the three and nine months ended March 31, 2008 and 2009, which are contained herein.

Revenues. Total revenues for the three months ended March 31, 2009 decreased to approximately $9.3 million compared to approximately $10.9 million for the three months ended March 31, 2008. For the nine months ended March 31, 2009, total revenues decreased to $30.5 million from $35.3 million for the nine months ended March 31, 2008. Revenue for both the three- and nine-month periods decreased throughout all our revenue categories except legal advertising which increased $.71 million or 43% for the quarter and $1.6 million or 36% for the nine-month period when compared to the comparable time periods last year. The increase was due in large part to record foreclosures in Gwinnett, Rockdale, Clayton and Henry counties. Advertising decreases in general can be attributed to economic trends over the past year, which we believe has resulted in companies decreasing their advertising budgets.

Operating Expenses. Operating expenses, before depreciation and amortization, for the three months ended March 31, 2009 decreased 13.8% to approximately $7.2 million compared to approximately $8.4 million for the three months ended March 31, 2008. For the nine months ended March 31, 2009, operating expenses decreased to approximately $23.0 million from $25.4 million for the nine months ended March 31, 2008. The decrease is primarily due to a reduction in payroll and related expenses. Payroll and related expense decreased 20.9% to approximately $3.3 million for the three months ended March 31, 2009 compared to approximately $4.0 million for the three months ended March 31, 2008. Payroll and related expense decreased 19.3% to approximately $10.3 million for the nine months ended March 31, 2009 compared to approximately $12.8 million for the nine months ended March 31, 2008. A contributing factor to the decrease is a reduction of headcount from 383 as of September 30, 2007 to 329 as of September 30, 2008. Headcount was further reduced by an additional 20 people in the quarter ended March 31, 2009. Another contributing factor is lower amounts being paid in commissions and bonuses over the course of the year which is directly tied to lower revenue amounts.

Corporate and administrative expenses for the three months ended March 31, 2009 were approximately $0.7 million compared to $0.6 million for the three months ended March 31, 2008. Corporate and administrative expenses for the nine months ended March 31, 2009 were approximately $2.0 million compared to $3.1 million for the nine months ended March 31, 2008. The decrease was due to the elimination of headcount and restructuring of corporate duties after the sale of Host.

Depreciation of property and equipment totaled approximately $0.3 million for each of the three months ended March 31, 2009 and 2008 and approximately $0.9 million for the nine months ended March 31, 2009 compared to approximately $0.7 million for the nine months ended March 31, 2008.

Amortization expense in connection with definite-lived intangible assets acquired in the acquisition of the Jonesboro Group was approximately $0.2 million for each of the three months ended March 31, 2009 and 2008 and approximately $0.6 million for each of the nine months ended March 31, 2009 and 2008.

Interest expense. Interest expense incurred in connection with our Credit Facilities was approximately $2.2 million and $2.4 million for the three months ended March 31, 2009 and 2008, respectively. Interest expense incurred in connection with our Credit Facilities was approximately $7.3 million and $8.9 million for the nine months ended March 31, 2009 and 2008, respectively. The reduction in interest expense was mainly due to a principal payment on the First Lien Term Loan Facility of $65.5 million after the sale of Host, which occurred midway through fiscal 2008.

Debt issue cost amortization. Amortization of costs incurred in connection with our Credit Facilities were approximately $0.4 million and $1.2 million for the three and nine months ended March 31, 2009, respectively compared to $0.4 million and $1.0 million for the three and nine months ended March 31, 2008, respectively.

Income tax benefit. Income tax expense was approximately $0 million and $0.05 million for the three and nine months ended March 31, 2009, respectively. The differences between the federal statutory tax rate of 34% and the effective tax rate of (53.7) % and (71.7) % for the three and nine months ended March 31, 2008 is primarily due to a non-deductable goodwill impairment charge associated with the sale of Host, change in the company’s valuation allowance and state income taxes as well as other non-deductable expenses such as interest expense related to our Series B preferred stock and other permanent differences. The difference between the federal statutory rate of 34% and the effective tax rate of 0 % and (1.1) % for the three and nine months ended March 31, 2009 is due the fact that we have no projected taxable income resulting in no current tax provision as well as our deferred tax items being fully reserved resulting in no deferred tax provision offset with accruing interest on our past due income tax obligations. We currently believe our effective income tax rate for fiscal 2009 will be approximately (1.1) %, excluding potential effects of changes in judgments as to the potential realization of deferred tax assets and state income tax adjustments. Changes in the amount of interest accrued on our tax obligations relative to our taxable income could change causing our expected tax rate to vary.

Discontinued Operations. Gain from discontinued operations was approximately $0.8 million for the three months ended March 31, 2008. Loss from discontinued operations was approximately $40.1 million for the nine months ended March 31, 2008. The $40.1 million loss for the nine months ended March 31, 2008 included a $23.7 million impairment charge.

Net loss available to common shareholders. Our net loss available to common shareholders is approximately $2.1 million and $1.5 million for the three months ended March 31, 2009 and 2008, respectively. Our net loss available to common shareholders is approximately $5.5 million and $52.3 million for the nine months ended March 31, 2009 and 2008, respectively. The results for the three months ended March 31, 2008 included a gain of approximately $.79 million and for the nine months ended March 31, 2008 a loss of approximately $40.1 million associated with the discontinued operations of Host and Pinnacle.

General

The following tables present data that we believe is helpful in evaluating our liquidity and capital resources (amounts in thousands):

	Nine Months Ended March 31,
	2008	2009
Net cash provided by (used in) continuing operations	$(359)	$(3,133)
Net cash used in discontinued operations	(9,875)	—

Net cash used in operating activities	(10,234)	(3,133)
Net cash used in continuing operations	(326)	(174)
Net cash provided by discontinued operations	67,152	—

Net cash provided by (used in) investing activities	66,826	(174)
Net cash (used in) provided by continuing operations	(55,152)	3,250
Net cash used in discontinued operations	—	—

Net cash (used in) provided by financing activities	(55,152)	3,250
Net increase (decrease) in cash and cash equivalents	$1,440	$(57)

	June 30, 2008	March 31, 2009
Cash and cash equivalents	$1,095	$1,038
Long-term debt, including current portion	70,802	74,052

Nine Months Ended March 31, 2009 compared to Nine Months Ended March 31, 2008

Net cash used in operating activities decreased approximately $7.1 million for the nine months ended March 31, 2009 compared to the corresponding period of the previous year. The change is primarily attributable to: the absence of the effect of discontinued operations, less cash generated from continuing operations due to reduced cash brought on by the slowdown in the economy offset by reduced publishing expenses, corporate overhead and lower interest expense.

Net cash used in investing activities decreased approximately $67.0 million for the nine months ended March 31, 2009 primarily due to the absence of the effect of discontinued operations.

Net cash used in financing activities decreased approximately $58.4 million for the nine months ended March 31, 2009 primarily due to the absence of the repayment of debt associated with the sale of Host Communications.

Off-Balance Sheet Arrangements

We have various operating lease commitments for equipment and real estate used for office space and production facilities. The minimum annual rental commitments under these and other operating leases, net of subleases, with an original lease term exceeding one year are approximately $0.2 million, $0.6 million, $0.5 million, $0.4 million and $0.3 million for the years ending June 30, 2009 through 2013, respectively, and $0.2 million thereafter.

We used interest rate swap agreements to hedge exposure to interest rate fluctuations on our variable rate debt, designating these swaps as cash flow hedges of anticipated interest payments. These hedging activities may have been transacted with one or more highly rated institutions, reducing the exposure to credit risk in the event of nonperformance by the counterparty to the swap agreement.

The fair value of the swap agreement was recognized on the balance sheet as an asset or liability, with the offset recorded in accumulated other comprehensive income net of income taxes. Any changes in the market value of the swaps were adjusted to the asset or liability account and recorded net of the related income taxes in other comprehensive income, except to the extent that the swap is considered ineffective. To the extent that the swap was considered ineffective, changes in market value of the swap were recognized as a component of interest expense in the period of the change.

In February 2006, we entered into an interest rate swap agreement effective in June 2006 which terminated in March 2009. Under the agreement, we converted a notional amount of $60 million of floating rate debt (currently bearing interest at LIBOR plus the currently applicable margin of 3.25%) to fixed rate debt, bearing interest at 5.05% plus the applicable margin.

Contractual Obligations as of March 31, 2009

(Dollars in thousands)	Payment Due by Period
Contractual Obligations	Total	Year 1	Years 2-3	Years 4-5	More than 5 Years
Debt obligations	$74,052	$218	$73,834	$—	$—
Interest Obligations (1)	$18,230	7,604	10,627		—
Operating lease obligations (2)	$2,064	155	1,088	644	177

	$94,346	$7,977	$85,549	$644	$177

(1)	Interest obligations assume the current base rate in effect at the date of this Form 10-Q. Interest obligations are presented through the maturity dates of each component of the credit facilities.

(2)	Operating lease obligations represent payment obligations under non-cancelable lease agreements classified as operating leases and disclosed pursuant to SFAS No. 13, “Accounting for Leases,” as may be modified or supplemented. These amounts are not recorded as liabilities as of the current balance sheet date. Operating lease obligations are presented net of future receipts on contracted sublease arrangements totaling approximately $2.1 million as of March 31, 2009.

Dividends on Series A preferred stock and Series B preferred stock are payable annually at an annual rate of $40 and $60 per share, respectively, in cash or with the issuance of the respective preferred stock, at our option. If we were to fund dividends accruing during the nine months ended March 31, 2009 in cash, the total obligation would be approximately $3.9 million based on the number of shares of Series A and Series B preferred stock outstanding as of March 31, 2009.

We currently anticipate that the cash requirements for capital expenditures, operating lease commitments and working capital with respect to the Newspaper Publishing business over the next few years will be generally consistent, in the aggregate, with historical levels and would likely be funded from cash provided by operating activities. In the aggregate, total capital expenditures are not expected to exceed $0.2 million for the twelve months ending March 31, 2010.

On December 30, 2005, we entered into (i) First Lien Secured Credit Agreement and (ii) Second Lien Senior Secured Credit Agreement with Wachovia Bank, National Association, among others. The First Lien Secured Credit Agreement provides for a senior secured revolving credit facility in the aggregate principal amount of $20 million, which matures on December 30, 2009 (which we refer to as the “First Lien Revolving Credit Facility”) and a senior secured term loan facility in an aggregate principal amount of $90 million, which matures on June 30, 2010 (which we refer to as the “First Lien Term Loan Facility” and, together with the First Lien Revolving Credit Facility, the “First Lien Credit Facility”). The Second Lien Credit Agreement provides for a senior secured term loan facility in the aggregate principal amount of up to $30 million, which matures on December 30, 2010 (which we refer to as the “Second Lien Credit Facility” and, together with the First Lien Credit Facility, the “Credit Facilities”). Substantially all of our assets are pledged as collateral in conjunction with the Credit Facilities. Proceeds of the Credit Facilities were used to fund a $40 million cash distribution to Gray in connection with the Spin-off, refinance all of Bull Run’s long-term debt in connection with the Merger, pay the cash portion of the Merger consideration and pay transaction costs.

On September 18, 2006, we amended the Credit Facilities in conjunction with our acquisition of Pinnacle (now presented as part of discontinued operations). Pursuant to the amendments, amounts under the First Lien Revolving Credit Facility may be borrowed, repaid and reborrowed by us from time to time until maturity. Interest for borrowings under the First Lien Revolving Credit Facility was based, at our option, on either (a) 2.25% per annum plus the higher of (1) the prime rate of interest announced or established by Wachovia from time to time and (2) the Federal funds rate plus 0.50% per annum (the “Base Rate”) or (b) 3.25% per annum plus the applicable London Interbank Offered Rate (“LIBOR”) rate for Eurocurrency borrowings. If we had met certain leverage ratio criteria as set forth in the First Lien Senior Secured Credit Agreement, our interest rate would have declined at .25% increments to (a) 1.50% per annum above the Base Rate or (b) 2.50% per annum above the applicable LIBOR rate for Eurocurrency borrowings. We did not qualify for a reduction in our Base Rate of LIBOR applicable margins of 2.25% and 3.25%. Interest for borrowings under the First Lien Term Credit Facility was based, at our option, on either (a) 2.50% per annum plus the higher of (1) the prime rate of interest announced or established by Wachovia from time to time, and (2) the Base Rate or (b) 3.50% per annum plus the applicable LIBOR rate for Eurocurrency borrowings, subject to adjustment based on our credit ratings assigned to the Second Lien Credit Facility by Standard & Poors and Moody’s. Interest under the Second Lien Credit Facility is based upon (a) 8.50% per annum above the Base Rate or (b) 9.50% per annum above the applicable LIBOR rate for Eurocurrency borrowings, subject to adjustment based on our credit ratings assigned by Standard & Poors and Moody’s.

At March 31, 2009, the First Lien Term Loan Facility and the Second Lien Credit Facility were fully drawn. Amounts drawn on the First Lien Revolving Credit Facility as of June 30, 2008 and March 31, 2009 were $19.3 million and $19.7 million, respectively. As of March 31, 2009 we had no availability under our revolving credit facility due to our entering into the Fifth Amendment to our Credit Facilities, more fully discussed below.

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

On February 15, 2008 we executed our fourth amendment to the First Lien Term Loan Facility. Pursuant to the amendment, borrowings associated with Base Rate and Eurodollar advances were charged interest at rates of 4.50% and 5.50% per annum, respectively, provided that the Base Rate and Eurodollar Rate (as defined) cannot fall below 4.00% and 3.00%, respectively. The amendment also provided for a reduction in the First Lien Leverage Coverage, Fixed Charge Coverage and Interest Coverage Ratios for each quarter ending through September 30, 2009. Capital expenditures cannot exceed $500,000 for any four consecutive quarters. We were in compliance with our loan covenants as of June 30, 2008; however, we failed to meet certain financial loan covenants for the quarter ended September 30, 2008. As a result of not meeting certain of these loan covenants, our lenders had the option to call our debt at any time. Accordingly, we classified all of our First Lien Term Loan Facility debt as a current liability as of December 31, 2008.

On February 15, 2008 we executed our fourth amendment to the Second Lien Credit Facility. Pursuant to the amendment, borrowings associated with Base Rate and Eurodollar advances were charged interest at rates of 11.00% and 12.00% per annum, respectively, provided that the Base Rate and Eurodollar Rate cannot fall below 4.00% and 3.00%, respectively. The amendment also provided for a reduction in the Leverage Ratio for each quarter ending through September 30, 2009. Capital expenditures cannot exceed $500,000 for any four consecutive quarters. We were in compliance with our loan covenants as of June 30, 2008; however, we failed to meet certain financial loan covenants for the quarter ended September 30, 2008. As a result of not meeting certain of these loan covenants, our lenders had the option to call our debt at any time. Accordingly, we classified all of our Second Lien Credit Facility debt as a current liability as of December 31, 2008.

On March 31, 2009 we executed our fifth amendment to the First Lien Credit Facility. Pursuant to this amendment, our lenders waived covenant defaults for the quarters ended September 30, 2008 and December 31, 2008. The unused portion of the Revolving Line of Credit was terminated resulting in the Company having no availability on our line of credit. The interest rates remained unchanged from those provided in the Fourth Amendment. The maturity under the First Lien Credit Facility was extended to December 30, 2010. A portion of the $5 million escrow proceeds, related to the sale of Host Communications, will be used to pay all First Lien Credit Facility interest and scheduled amortization through September 30, 2009. Financial covenants were reset and now include only a minimum EBITDA requirement and a minimum Fixed Charge ratio. We also agreed to hire a financial advisor acceptable to the lenders as well as an appraiser in order to determine the value of the company and develop an exit plan. Beginning March 31, 2009 capital expenditures cannot exceed $200,000 for any four consecutive quarters.

On March 31, 2009 we executed our fifth amendment to the Second Lien Credit Facility. Pursuant to this amendment, our lenders waived covenant defaults for the quarters ended September 30, 2008 and December 31, 2008 and the payment default due January 2, 2009. The quarterly interest payment that was due January 2, 2009 was rolled into the total debt obligation under the Second Lien Credit Facility. The cash interest rate was changed to 0% and the PIK interest rate will be charged at 15%. The maturity of the Second Lien Credit Facility was extended to December 30, 2011. The financial covenants were reset and now include only a minimum EBITDA requirement and a minimum Fixed Charge ratio. There will be no loan amortization payments until the First Lien Credit Facility is paid in full. The Second Lien holders may receive penny warrants for 80% of our common stock; provided, however, such common shares will not include voting powers until payments are made on the First Lien Credit Facility based on a sliding scale. The warrants have not been issued yet and are subject to shareholder ratification. Our covenants require us to issue these warrants by July 31, 2009 although the period for issuance may be extended at the sole discretion of the Second Lien holders. Failure to issue these warrants will result in an even of default. The amendment also requires the Company, no later than 120 days after the Fifth Amendment effective date, to have consummated all transactions, activities or steps necessary to result in the Company no longer being required to file periodic reports with the SEC under the Securities and Exchange Act of 1934 as long as the expenses associated with these transactions, activities or steps do not exceed $140,000 in the aggregate.

We incurred $0.6 million of bank fees to execute the fourth amendment to the First Lien Term Facility and the Second Lien Credit Facility which were executed in fiscal 2008. These costs were capitalized and will be amortized over the remaining life of the credit facilities with the previously capitalized debt costs. We incurred no bank fees to execute the Fifth Amendment to the First Lien Term Facility and the Second Lien Credit Facility which were executed in fiscal 2009.

Working Capital

Our financial statements for the year ended June 30, 2008 (Item 8, Note 18) explain the factors that raised substantial uncertainty regarding our ability to continue as a going concern for a period of one year from the date of those financial statements. Since that report date, we have continued to generate operating losses and have operated with limited borrowing capacity under our line of credit.

As of March 31, 2009, changes to our revolving line of credit facility have resulted in our inability to borrow on this facility in the future. At March 31, 2009 however, we have working capital of approximately $5 million due to our outstanding debt obligations being reclassified from short to long term. This was a result of our entering into Amendment No. 5 to our First Lien Senior Secured Credit Agreement and Second Lien Senior Secured Credit Agreement on March 31, 2009. Pursuant to Amendment No. 5 to our First Lien Senior Secured Credit Agreement and Second Lien Senior Secured Credit Agreement, Lenders waived certain Events of Default under the Credit Agreement, extended the maturity dates of the Revolving Credit Notes and the Term Notes, ceased future Revolving Credit Advances, permitted payment on outstanding Revolving Credit Advances and amended certain financial covenants and other provisions in the Credit Agreement, as further discussed in Note 4. However, all of our First Lien outstanding debt matures on December 30, 2010 and the Second Lien outstanding debt matures on December 30, 2011. In order to meet these obligations, we will be required to restructure our current credit facilities, refinance with another lender, or attempt to derive capital from some other sources.

Additionally, the sale of Host and Pinnacle in fiscal 2008 resulted in $2.6 million of tax liabilities which began to come due on September 15, 2008. In order to meet these tax obligations we have been negotiating with the appropriate authorities to arrange payment plans to spread these payments over an extended period of time.

If we are not successful in some or all of the following, we may not have sufficient liquidity to operate: 1) generate positive operating cash flow to meet our current operating obligations as they become due; 2) restructure our credit facilities to provide for additional working capital sources should we not be able to generate the operating cash flow needed to meet our daily operating obligations; and 3) in the case of our tax obligations, successfully renegotiating our payment plans with the taxing authorities. We cannot predict the outcome of any of these matters at this time.

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

Certain Relationships

Effective December 30, 2005 following the time of the Spin-off, we obtained certain workers compensation insurance coverage under an insurance contract with Georgia Casualty & Surety Co., which at that time was a wholly owned subsidiary of Atlantic American Corporation, a publicly traded company in which J. Mack Robinson (a significant shareholder of ours) and certain of his affiliates have a substantial ownership interest, and a company of which Hilton H. Howell, a member of our board of directors and Mr. Robinson’s son-in-law, is an executive officer (as of March 31, 2008, Georgia Casualty was no longer a subsidiary of Atlantic American and thus no longer an affiliated company). For the three and nine months ended March 31, 2008, our workers’ compensation insurance expense attributable to our insurance contract with Georgia Casualty was approximately $0.04 million and $0.07 million respectively.

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

Intangible assets are comprised of goodwill that is required to be considered an indefinite-lived asset. Other separately identified definite-lived intangible assets include customer relationships, trademarks and tradenames. These assets are being amortized over their estimated useful lives. Customer relationships are amortized using the straight-line method over a period of 5 to 15 years, based on the estimated future economic benefit. Trademarks and tradenames are being amortized over 6 and 15 years, respectively, using a straight-line method, which approximates the estimated future economic benefit. For the nine months ended March 31, 2009, we recorded amortization expense of $0.5 million in connection with our definite-lived intangible assets.

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

Goodwill and intangibles, net of accumulated amortization, was approximately $18.5 million as of March 31, 2009, of which goodwill was approximately $12.6 million. The carrying value of goodwill and acquired intangibles, net of accumulated amortization, represented approximately 50.7% of our total assets as of March 31, 2009. Management performed an interim goodwill impairment valuation as of December 31, 2008 utilizing its revised November 2008 operating budgets and forecasts noting no impairment at any of the reporting units. No further impairment indicators were noted in the quarter ended March 31, 2009.

Deferred Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on certain deferred tax assets if it is more likely than not that some or all of these deferred tax assets will not be realized. We do not anticipate that all of our available net operating loss carryforwards will ultimately be realized, due to their expiration or other limitations on utilization. As a result, as of March 31, 2009, we continue to recognized a full valuation allowance on our net operating loss as well as all of our other net deferred tax assets. If and when we revise our estimate of the benefit expected to be derived from the net operating loss and other net deferred tax assets, the valuation allowance may be modified. Increases in the valuation allowance could increase the tax provision or decrease the tax benefit recognized in the period of the change in estimate. The net operating loss carryforwards for federal tax purposes begin to expire in 2018.

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

Interest Rate and Market Rate Risk

We are exposed to changes in interest rates due to our financing of our acquisitions, investments and operations. Interest rate risk is present with our floating rate debt. Based on our debt profile as of March 31, 2009, a 100 basis point increase in market interest rates would increase interest expense and decrease pretax income (or increase pretax loss) by approximately $0.7 million annually. This amount was determined based on our floating rate debt. This amount does not include the effects of certain potential results of increased interest rates, such as reduced level of overall economic activity or other actions management may take to mitigate the risk. Furthermore, this sensitivity analysis does not assume changes in our financial structure that could occur if interest rates were higher.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “believes,” “expects,” “anticipates,” “estimates” and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe our future strategic plans, goals or objectives are also forward-looking statements. Readers of this report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of our management, are not guarantees of future performance, results or events, and involve risks and uncertainties. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances. Actual results and events may differ materially from those in the forward-looking statements as a result of various factors, including the factors disclosed in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Item 1A of our Annual Report on Form 10-K for the twelve months ended June 30, 2008.

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

Our flexibility is limited due to our debt.

As of March 31, 2009, changes to our revolving line of credit facility have resulted in our inability to borrow on this facility in the future. At March 31, 2009 however, we have working capital of approximately $5 million due to our outstanding debt obligations being reclassified from short to long term. This was a result of our entering into Amendment No. 5 to our First Lien Senior Secured Credit Agreement and Second Lien Senior Secured Credit Agreement on March 31, 2009. Pursuant to Amendment No. 5 to our First Lien Senior Secured Credit Agreement and Second Lien Senior Secured Credit Agreement, Lenders waived certain Events of Default under the Credit Agreement, extended the maturity dates of the Revolving Credit Notes and the Term Notes, ceased future Revolving Credit Advances, permitted payment on outstanding Revolving Credit Advances and amended certain financial covenants and other provisions in the Credit Agreement, as further discussed in Note 4. However, all of our First Lien outstanding debt matures on December 30, 2010 and the Second Lien outstanding debt matures on December 30, 2011. In order to meet these obligations, we will be required to restructure our current credit facilities, refinance with another lender, or attempt to derive capital from some other sources.

If we are not successful in some or all of the following, we may not have sufficient liquidity to operate: 1) generate positive operating cash flow to meet our current operating obligations as they become due and restructure our credit facilities to provide for additional working capital sources should we not be able to generate the operating cash flow needed to meet our daily operating obligations.

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

TRIPLE CROWN MEDIA, INC.

Date: May 14, 2009	by:	/s/ MARK G. MEIKLE
Mark G. Meikle
Executive Vice President and Chief Financial Officer